Form 10-Q
period 1996-03-31
JERRYS FAMOUS DELI INC
filed 1996-05-15
CIK 948308

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D. C. 20549
                                   FORM 10-Q


(MARK ONE)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

                 For the quarterly period ended March 31, 1996

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

            For the transition period from ___________ to __________


                          Commission File No. 33-94724


                           JERRY'S FAMOUS DELI, INC.
             (Exact name of registrant as specified in its charter)



                California                                                          95-3302338
     -------------------------------                                     -------------------------------
     (State or Other Jurisdiction of                                   (I.R.S. Employer Identification No.)
     Incorporation or Organization)


       12711 Ventura Boulevard, Suite 400, Studio City, California 91604
                    (Address of Principal Executive Offices)


                                 (818) 766-8311
              (Registrant's Telephone Number, Including Area Code)


      (Former name, former address and former fiscal year, if changed since last report)


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days.  YES    X     NO  ___


                     APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date. As of April 30, 1996, outstanding common shares totaled 10,386,250.

                   JERRY'S FAMOUS DELI, INC. AND SUBSIDIARIES

                                     INDEX


                                                                                        Page
                                                                                     Number
                                PART I - FINANCIAL INFORMATION


Item 1.    Consolidated Financial Statements

           Consolidated Balance Sheets as of March 31, 1996 and December 31, 1995 . .        2

           Consolidated Statements of Operations for the Three Months Ended
           March 31, 1996 and March 31, 1995  . . . . . . . . . . . . . . . . . . . .        3

           Consolidated Statements of Cash Flows for the Three Months Ended
           March 31, 1996 and March 31, 1995  . . . . . . . . . . . . . . . . . . . .        4

           Notes to Consolidated Financial Statements . . . . . . . . . . . . . . . .        5


Item 2.   Management's Discussion and Analysis of Financial Condition and
           Results of Operations

           Results of Operations    . . . . . . . . . . . . . . . . . . . . . . . . .        7

           Liquidity and Capital Resources  . . . . . . . . . . . . . . . . . . . . .        8


                                PART II - OTHER INFORMATION

Items 1. through  6   . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  9


           Signatures . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .     10

                           JERRY'S FAMOUS DELI, INC.
                          CONSOLIDATED BALANCE SHEETS


                                                                 March 31,                   December 31,
                                                                   1996                          1995
                                                               -------------                  ------------
ASSETS

Current assets
   Cash and cash equivalents                                   $   3,163,910                 $   7,214,412
   Accounts receivable, net                                          338,921                       215,925
   Accounts receivable - related party                                     -                        16,020
   Inventory                                                         147,879                       118,382
   Prepaid expenses                                                  381,634                       222,650
   Preopening costs                                                  183,806                        83,025
   Deferred income taxes                                              33,398                        44,531
                                                               -------------                 -------------
           Total current assets                                    4,249,548                     7,914,945

Property and equipment, net                                       15,843,133                    10,417,601

Organization costs                                                    97,671                        68,174
Deferred income taxes                                                103,466                       103,466
Other assets                                                         189,926                       278,126
                                                               -------------                 -------------

           Total assets                                        $  20,483,744                 $  18,782,312
                                                               =============                 =============

LIABILITIES AND EQUITY

Current liabilities
   Accounts payable                                                $ 885,823                 $   1,678,421
   Accrued expenses                                                  707,623                       756,997
   Sales tax payable                                                 263,773                       232,050
   Income taxes payable                                              137,773                        79,906
   Note payable to related party                                      25,586                     1,154,036
   Current portion of long-term debt                                 124,188                       125,137
   Current portion of obligations under capital leases                39,881                        43,140
                                                               -------------                 -------------
            Total current liabilities                              2,184,647                     4,069,687

Long-term debt                                                     4,298,104                     1,086,813
Obligations under capital leases                                      12,697                        20,722
Deferred credits                                                     560,803                       575,653
                                                               -------------                 -------------
           Total liabilities                                       7,056,251                     5,752,875

Minority interest                                                    347,619                       263,212

Equity
   Preferred stock, 5,000,000 shares authorized, none
      issued or outstanding                                                -                             -
   Common stock, no par value, 60,000,000 shares authorized,
      10,386,250 issued and outstanding                           12,664,752                    12,664,752
   Equity                                                            415,122                       101,473
                                                               -------------                 -------------
           Total equity                                           13,079,874                    12,766,225
                                                               -------------                 -------------

           Total liabilities and equity                        $  20,483,744                 $  18,782,312
                                                               =============                 =============



   The accompanying notes are an integral part of these financial statements

                   JERRY'S FAMOUS DELI, INC. AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF OPERATIONS


                                                                     Three Months Ended March 31,
                                                                          1996           1995
                                                                     ------------     -----------
Revenues                                                             $  7,734,528     $ 7,193,774
Cost of sales                                                           2,346,173       2,396,435
                                                                     ------------     -----------
      Gross profit                                                      5,388,355       4,797,339

Operating expenses
   Labor                                                                2,669,200       2,429,604
   Occupancy and other                                                  1,023,739       1,067,526
   Occupancy - related party                                               45,000          45,000
General and administrative expenses                                       769,627         600,372
General and administrative expenses - related party                          -            222,839
Depreciation and amortization expenses                                    281,290         263,591
Restaurant concept discontinuation costs                                       -          137,396
                                                                     ------------     -----------
      Total expenses                                                    4,788,856       4,766,328
                                                                     ------------     -----------

      Income from operations                                              599,499          31,011

Other income (expense)
   Interest income                                                         77,774           1,028
   Interest expense                                                       (39,085)        (49,726)
   Other income, net                                                        6,534               -
                                                                     ------------     -----------
      Income (loss) before provision for income taxes and
         minority interest                                                644,722         (17,687)

Provision (benefit) for income taxes                                      214,000        (148,672)
Minority interest                                                         110,540          14,777
                                                                     ------------     -----------

      Net income                                                     $    320,182     $   116,208
                                                                     ============     ===========



Net income per common share                                          $       0.03
                                                                     ============

Weighted average shares outstanding                                    10,386,250
                                                                       ==========


Pro forma data for 1995

   Pro forma net income per common share                                             $       0.01
                                                                                     ============

   Pro forma common shares outstanding                                                 10,386,250
                                                                                     ============





  The accompanying notes are an integral part of these consolidated financial statements

                   JERRY'S FAMOUS DELI, INC. AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF CASH FLOWS


                                                                             Three Months Ended March 31,
                                                                                  1996           1995
                                                                              ------------     -----------
Cash flows from operating activities:
   Net income                                                                  $   320,182     $   116,208
   Adjustments to reconcile net income to net cash used in
      operating activities
      Depreciation and amortization                                                281,290         263,591
      Minority interest                                                            110,540          14,777
      Deferred income taxes                                                         11,133        (233,597)
      Shares issued for services provided                                                -          17,500
      Changes in assets and liabilities
         Accounts receivable - related party                                        16,020          (1,923)
         Accounts receivable                                                      (122,996)        (51,915)
         Inventory                                                                 (29,497)              -
         Prepaid expenses                                                         (158,984)        (80,089)
         Preopening costs                                                         (110,781)              -
         Other assets                                                                5,695          85,074
         Organization costs                                                         (3,826)         (8,725)
         Accounts payable                                                         (792,598)       (692,115)
         Accrued expenses                                                          (49,374)       (531,404)
         Sales tax payable                                                          31,723         (11,176)
         Income taxes payable                                                       57,867          84,925
         Deferred credits                                                           (2,968)            909
                                                                               -----------     -----------

            Total adjustments                                                     (756,756)     (1,144,168)
                                                                               -----------     -----------

            Net cash used in operating activities                                 (436,574)     (1,027,960)
                                                                               -----------     -----------

Cash flows from investing activities:
   Purchases of equipment and leasehold improvements                              (383,969)       (149,978)
   Additions to construction-in-progress                                        (1,270,913)       (214,255)
   Purchase of land                                                                 (2,477)              -
   Purchase of building and related purchase option payments                      (744,510)         (3,000)
                                                                               -----------     -----------

            Net cash used in investing activities                               (2,401,869)       (367,233)
                                                                               -----------     -----------

Cash flows from financing activities:
   Borrowings from credit facility                                                   3,165         100,000
   Payments on credit facility                                                     (40,000)       (100,000)
   Borrowings on long-term debt                                                          -          30,000
   Payments on long-term debt                                                       (1,997)     (1,367,319)
   Advances to related parties                                                  (1,128,450)              -
   Payments from related parties                                                         -         119,950
   Capital lease payments                                                          (12,110)        (12,114)
   Distribution paid to shareholder                                                 (6,534)         (6,534)
   Dividends paid to minority shareholders                                         (26,133)        (26,133)
   Proceeds from stock issuance, net                                                     -       3,368,452
                                                                               -----------     -----------

            Net cash (used) provided by financing activities                    (1,212,059)      2,106,302
                                                                               -----------     -----------

            Net (decrease) increase in cash and cash equivalents                (4,050,502)        711,109

Cash and cash equivalents, beginning of period                                   7,214,412         290,425
                                                                               -----------     -----------

Cash and cash equivalents, end of period                                       $ 3,163,910     $ 1,001,534
                                                                               ===========     ===========





  The accompanying notes are an integral part of these consolidated financial statements

                   JERRY'S FAMOUS DELI, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


1.   BASIS OF PRESENTATION AND ORGANIZATION:

Basis of Presentation

         The accompanying consolidated financial statements of Jerry's Famous Deli, Incorporated and its subsidiaries ("the Company") for the three months ended March 31, 1996 and March 31, 1995 have been prepared in accordance with generally accepted accounting principles and with the instructions to Form 10-Q and Article 10 of Regulation S-X. These financial statements have not been audited by independent accountants, but include all adjustments (consisting of normal recurring adjustments) which are, in Management's opinion, necessary for a fair presentation of the financial condition, results of operations and cash flows for such periods. However, these results are not necessarily indicative of results for any other interim period or for the full year. The December 31, 1995 balance sheet financial statement is derived from audited financial statements included in the Company's December 31, 1995 Form 10-K.

         Certain information and footnote disclosures normally included in financial statements in accordance with generally accepted accounting principles have been omitted pursuant to requirements of the Securities and Exchange Commission. Management believes that the disclosures included in the accompanying interim financial statements and footnotes are adequate to make the information not misleading, but should be read in conjunction with the consolidated financial statements and notes thereto included in the Form 10-K for the preceding fiscal year.

Organization

         The accompanying financial statements are comprised of the consolidated (1996) and combined (1995) financial statements ("consolidated statements"), which consist of Jerry's Famous Deli, Incorporated ("JFD--Inc."), a California corporation; JFD-Encino ("JFD--Encino"), a California limited partnership; and Pizza By The Pound, dba Jerry's Famous Pizza, a California corporation ceased operations in June 1995. JFD--Inc., JFD--Encino and Jerry's Famous Pizza operate or operated family oriented, full-service restaurants. These entities are collectively referred to as "Jerry's Famous Deli, Inc." or the "Company".

         The 1995 financial statements have been presented on a combined basis, similar to a pooling of interests, due to common ownership and business. All significant intercompany transactions and balances have been eliminated. The combination excludes certain other entities under common ownership or control of the shareholders, since these entities engage in unrelated business lines and, in certain instances, have ceased operations.

         JFD--Inc. and JFD--Encino include the operations of Southern California restaurants located in Studio City, Encino, Marina del Rey, West Hollywood and Pasadena, which opened February 20, 1996. A sixth restaurant in Westwood is scheduled to open in the second quarter of 1996.

         On March 13, 1996, Jerry's Deli, L.A., Incorporated ("JFDLA"), a subsidiary of JFD--Inc. and the co-general partner of JFD- -Encino, made a tender offer to purchase up to 100% of the outstanding limited partnership units of JFD--Encino. Through April 13, 1996, the expiration date of the tender offer, one of the limited partners submitted his interest in JFD--Encino for approximately $158,000. This resulted in a change in minority interest to 72.45% from 80%.

         On March 16, 1996, the Company entered a lease agreement with the purchaser in escrow of 3.5 acres in Las Vegas, Nevada, which is contingent upon the closing of the purchase of the property. As of the date hereof, management has reason to believe that the purchaser will not be able to obtain financing for the purchase. The lease will terminate if the purchaser cannot obtain financing necessary to close the purchase.

         On March 27, 1996, the Company purchased the site of its existing Marina del Rey restaurant from its landlord, for a purchase price of $3,964,000, paid $714,000 in cash and financed the remaining $3,250,000 in the form of a collateralized promissory note with monthly interest only payments at 9% per annum until March 26, 2001, when the entire balance is due.

         On March 28, 1996, the Company entered into a lease agreement for a new 9,400 square foot restaurant to be located in Costa Mesa, California. The Company plans to renovate the building at an estimated cost of approximately $2,500,000 and open it in late 1996.

2.   INCOME TAXES

         Upon termination of the subchapter S election on January 11, 1995, deferred income taxes became an asset of the Company and was recorded in the balance sheet with a corresponding credit to the combined statement of operations. The estimated deferred tax asset, principally resulting from temporary differences in the recognition of depreciation expense for financial statement and tax reporting purposes, as of March 31, 1995, was approximately $137,000.

3.   SUPPLEMENTAL CASH FLOW INFORMATION

                                                                                             Three Months Ended March 31,
                                                                                                 1996             1995
                                                                                              -----------      ----------
Supplemental cash flow information:
   Cash paid for:
         Interest......................................................................      $      41,564     $    42,328
         Income taxes..................................................................      $     145,000               -
Supplelmental information on noncash investing and financing activities:
         Increase in loan payable--related party as a result of distributions..                          -      $  795,054

         (Decrease) increase in deferred costs capitalized  to
               construction-in-progress................................................      $     (11,882)    $    20,634
         Issuance of common stock for services rendered................................                  -     $   130,000
         Purchase of restaurant.........................................................     $   3,250,000               -


4.   NET INCOME PER SHARE AND PRO FORMA DATA

         Net income per common share for the 1996 three-month period are based on the weighted average number of common shares outstanding.

         Pro forma net income per common share for the 1995 three-month period was calculated using net income and based on, as if, 10,386,250 shares of common stock were outstanding for all of fiscal year 1995. The pro forma shares outstanding are based on (i) 7,460,000 shares outstanding for the Company at December 31, 1994, (ii) 40,000 shares issued on January 9, 1995, per the terms of a consulting agreement, (iii) 931,250 shares sold through a private placement which was completed in March 1995 and (iv) and additional 1,955,000 shares sold through an initial public offering in October 1995.


5.   SUBSEQUENT EVENTS

         On May 7, 1996, the Company signed a letter of intent to acquire two Solley's Delicatessen restaurants in Woodland Hills and Sherman Oaks, California, with combined annual revenues of approximately $7,500,000. These two restaurants are in close proximity to the Company's Encino and Studio City restaurants, all located in the San Fernando Valley. The transaction requires certain landlord consents, governmental approvals and negotiation of a definitive acquisition agreement, as preconditions to closing which is not expected before July 1, 1996. This is a forward-looking statement. There are significant risks that the required consents and approvals cannot be obtained or a definitive acquisition agreement cannot be negotiated which would preclude the closing of this acquisition.

          MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                           AND RESULTS OF OPERATIONS

GENERAL

         The following table presents for the three months ending March 31, 1996 and 1995, the Consolidated Statements of Operations of the Company expressed as percentages of total revenue. The results of operations for the first three months of 1996 are not necessarily indicative of the results to be expected for the full year ending December 31, 1996.

                                                                       PERCENTAGE OF TOTAL REVENUE
                                                                       ---------------------------
                                                                       THREE MONTHS ENDED MARCH 31,
                                                                       ----------------------------
                                                                        1996                       1995
                                                                        ----                       ----
Revenues                                                               100.0%                      100.0%
Cost of sales
      Food                                                              27.7                        30.5
      Other                                                              2.6                         2.8
                                                                       -----                       -----
Total  cost of sales                                                    30.3                        33.3
                                                                       -----                       -----

Gross profit                                                            69.7                        66.7

Operating expenses
      Labor                                                             34.5                        33.8
      Occupancy and other                                               13.8                        15.4
                                                                       -----                       -----
         Total operating expenses                                       48.3                        49.2
General and administrative expenses                                     10.0                        11.5
Depreciation and amortization expenses                                   3.7                         3.7
Restaurant concept discontinuation costs                                   -                         1.9
                                                                       -----                       -----
         Total expenses                                                 62.0                        66.3
                                                                       -----                       -----

Income from operations                                                   7.7                         0.4

Interest income                                                          1.0                           -
Interest expense                                                        (0.5)                       (0.7)
Other income (loss), net                                                 0.1                           -
                                                                       -----                       -----
Income before provision for income taxes and
      minority interest                                                  8.3                        (0.3)

Provision (benefit) for income taxes                                     2.9                        (2.7)
Minority interest                                                        1.4                         0.2
                                                                       -----                       -----

         Net income                                                      4.0%                        2.2%
                                                                       =====                       =====

RESULTS OF OPERATIONS

         Income before income taxes for the three months ended March 31, 1996 increased $566,000 to $534,000 from a $32,000 loss for the three months ended March 31, 1995. The Company converted from an S corporation to a C corporation in January 1995, resulting in an income tax benefit of $149,000 in the 1995 period and an income tax provision of $214,000 in the 1996 period. In spite of the change in the income tax provision, net income for the 1996 period increased $204,000, or 175.5%, to $320,000 from $116,000 for the 1995 period.

         Total revenues increased $541,000, or 7.5%, to $7,735,000 for the 1996 three-month period from $7,194,000 for the 1995 three-month period. The two major factors contributing to this net increase were the additional sales of $645,000 from the Pasadena restaurant, which opened in February 1996, and reduced by the closure of Jerry's Famous Pizza restaurant ("JFD Pizza") in June 1995, which contributed $124,000 of revenue in 1995.

         Although total revenues increased in 1996, cost of sales declined $50,000, or 2.1%, to $2,346,000 for the 1996 period from $2,396,000 for the comparable 1995 period. The cost of food, which comprises over 90% of cost of sales, decreased as a percentage of revenues to 27.7% in 1996 from 30.5% in 1995. Management attributes this decrease primarily to its continuing program of more effective buying, improved cost control and better financial liquidity since the Company's October 1995 Public Offering, which has allowed the Company to take advantage of vendor discounts for prompt or early payments. As a result of decreased cost of sales, gross profit improved as a percentage of revenues to 69.7% for 1996 from 66.7% for 1995.

         Total expenses, as a a percentage of revenues, decreased 4.3 percentage points to 62.0% for the three months ended March 31, 1996 from 66.3% for the three months ended March 31, 1995. A major factor for the decrease was the 1995 restaurant concept discontinuation costs of $137, 000, which were due to the closing of JFD Pizza in June 1995.

         Total operating expenses, which include all restaurant level operating costs, including, but not limited to, labor, rent, laundry, maintenance, utilities and repairs, increased $196,000, or 5.5%, to $3,738,000 for the 1996 three-month period from $3,542,000 for the 1995 three-month period. The $240,000 increase in labor expense included $266,000 for the Pasadena restaurant, which opened in February 20, 1996. Labor expense, as a percentage of revenues, increased to 34.5% for 1996 from 33.8% for 1995. Two primary reasons for this increase were the addition in the last seven months of five personnel for the centralization of the purchase of food products and of the training of new restaurant personnel, and due to a higher labor costs for the Pasadena restaurant, which is common to new restaurants the first few weeks after opening.

         General and administrative expenses decreased $53,000, or 6.5%, to $770,000 for the 1996 period from $823,000 for the comparable 1995 period. A major factor for this change relates to a $103,000 decrease in officers salaries which resulted from a reduction in Mr. Isaac Starkman's base salary in October 1995.

         Interest income increased $77,000 to $78,000 for the 1996 period from $1,000 for the 1995 period. This increase is primarily due to earnings on the investment of funds received from the October 1995 Public Offering.

LIQUIDITY AND CAPITAL RESOURCES

         The Company is continuing its current plans for expansion and plans to open its sixth restaurant in Westwood, California in the second quarter of 1996 and its seventh restaurant in Costa Mesa, California in the fourth quarter of 1996. Even if the purchase of the two Solley's Delicatessen restaurants should close in the third quarter of 1996 and Westwood and Costa Mesa proceed as planned, management believes that the cash on hand, cash flow from operations and drawings on its bank lines of credit will be sufficient to finance the Company's immediate expansion.

         In planning for future expansion beyond that mentioned above, management is currently seeking to increase the Company's bank line of credit. No assurances can be given that such an increase can be obtained.

                          PART II - OTHER INFORMATION


Items 1 through 6 are not applicable.

                                   SIGNATURES


         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                                   JERRY'S FAMOUS DELI, INC.



Date:   May 14, 1996                               By:      /s/  Isaac Starkman
                                                       -----------------------------------------------
                                                              Isaac Starlkam
                                                              Chief Executive Officer and Chairman
                                                               of the Board of Directors



                                                   By:      /s/  Christina Sterling
                                                       -----------------------------------------------
                                                                     Christina Sterling
                                                                     Chief Financial Officer