Form 10-Q
period 1996-06-30
JERRYS FAMOUS DELI INC
filed 1996-08-14
CIK 948308

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D. C. 20549
                                    FORM 10-Q


(MARK ONE)
/X/ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended June 30, 1996

                                       OR

/ / TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

            For the transition period from             to


                          Commission File No. 0-26956


                            JERRY'S FAMOUS DELI, INC.
             (Exact name of registrant as specified in its charter)


           California                                    95-3302338
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
YES    X     NO
      ---        ---


                      APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date. As of July 31, 1996, outstanding common shares totaled 10,386,250.

                   JERRY'S FAMOUS DELI, INC. AND SUBSIDIARIES

                                      INDEX


                                                                                                Page
                                                                                               Number

                         PART I - FINANCIAL INFORMATION


Item 1.    Consolidated Financial Statements

           Consolidated Balance Sheets as of June 30, 1996 and December 31, 1995.............     2

           Consolidated Statements of Operations for the Three Months and Six Months Ended
           June 30, 1996 and June 30, 1995...................................................     3

           Consolidated Statements of Cash Flows for the Six Months Ended
           June 30, 1996 and June 30, 1995...................................................     4

           Notes to Consolidated Financial Statements........................................     5


Item 2.    Management's Discussion and Analysis of Financial Condition and
           Results of Operations

           Results of Operations.............................................................     9

           Liquidity and Capital Resources...................................................    11


                           PART II - OTHER INFORMATION

Items 1. through 6...........................................................................    13

           Signatures........................................................................    14

                                 JERRY'S FAMOUS DELI, INC. AND SUBSIDIARIES

                                        CONSOLIDATED BALANCE SHEETS

                                                           JUNE 30,       DECEMBER 31,
                                                             1996            1995
                                                             ----            ----
ASSETS

Current assets
   Cash and cash equivalents                             $  1,462,362    $  7,214,412
   Accounts receivable, net                                   284,349         215,925
   Accounts receivable - related party                              -          16,020
   Inventory                                                  177,379         118,382
   Prepaid expenses                                           382,741         222,650
   Preopening costs                                           375,702          83,025
   Income taxes receivable                                    103,360               -
   Deferred income taxes                                       22,265          44,531
                                                         ------------    ------------
           Total current assets                             2,808,158       7,914,945

Property and equipment, net                                18,006,933      10,417,601

Organization costs                                             95,834          68,174
Deferred income taxes                                         103,466         103,466
Acquisition price in escrow                                 2,543,500               -
Other assets                                                  208,607         278,126
                                                         ------------    ------------

           Total assets                                  $ 23,766,498    $ 18,782,312
                                                         ============    ============

LIABILITIES AND EQUITY

Current liabilities
   Accounts payable                                      $  1,549,161    $  1,678,421
   Accrued expenses                                           790,303         756,997
   Sales tax payable                                          143,079         232,050
   Income taxes payable                                             -          79,906
   Short-term bank borrowings                                 300,000               -
   Note payable to related party                                    -       1,154,036
   Current portion of long-term debt                          124,188         125,137
   Current portion of obligations under capital leases         36,620          43,140
                                                         ------------    ------------
            Total current liabilities                       2,943,351       4,069,687

Long-term debt                                              6,767,057       1,086,813
Obligations under capital leases                                3,843          20,722
Deferred credits                                              545,952         575,653
                                                         ------------    ------------
           Total liabilities                               10,260,203       5,752,875

Minority interest                                             342,162         263,212

Equity
   Preferred stock, 5,000,000 shares authorized,
      none issued or outstanding                                    -               -
   Common stock, no par value, 60,000,000 shares
      authorized, 10,386,250 issued and outstanding        12,664,752      12,664,752
   Equity                                                     499,381         101,473
                                                         ------------    ------------
           Total equity                                    13,164,133      12,766,225
                                                         ------------    ------------

           Total liabilities and equity                  $ 23,766,498    $ 18,782,312
                                                         ============    ============

              The accompanying notes are an integral part of these
                       consolidated financial statements

                   JERRY'S FAMOUS DELI, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS


                                            THREE MONTHS ENDED JUNE 30,      SIX MONTHS ENDED JUNE 30,
                                                1996            1995            1996           1995
                                                ----            ----            ----           ----
Revenues                                   $  8,001,601    $  6,832,633    $ 15,736,129    $ 14,026,407
Cost of sales                                 2,536,996       2,274,597       4,883,169       4,671,032
                                           ------------    ------------    ------------    ------------
      Gross profit                            5,464,605       4,558,036      10,852,960       9,355,375

Operating expenses
   Labor                                      2,711,068       2,296,000       5,380,268       4,725,604
   Occupancy and other                        1,005,290         925,138       2,029,029       1,992,664
   Occupancy - related party                     45,000          45,000          90,000          90,000
General and administrative expenses           1,082,782         390,243       1,852,409         990,615
General and administrative expenses -
   related party                                      -         346,343               -         569,182
Depreciation and amortization expenses          370,777         256,092         652,067         519,683
Restaurant concept discontinuation costs              -               -               -         137,396
                                           ------------    ------------    ------------    ------------
               Total expenses                5,214, 917       4,258,816      10,003,773       9,025,144
                                           ------------    ------------    ------------    ------------

      Income from operations                    249,688         299,220         849,187         330,231

Other income (expense)
   Interest income                               30,739             102         108,513           1,130
   Interest expense                            (116,491)        (56,499)       (155,576)       (106,225)
   Other income, net                              7,534               -          14,068               -
                                           ------------    ------------    ------------    ------------
      Income before provision for income
         taxes and minority interest            171,470         242,823         816,192         225,136

Provision (benefit) for income taxes             60,000            (931)        274,000        (149,603)
Minority interest                                20,676          44,005         131,216          58,782
                                           ------------    ------------    ------------    ------------

      Net income                           $     90,794    $    199,749    $    410,976    $    315,957
                                           ============    ============    ============    ============

Net income per common share                $       0.01                    $       0.04
                                           ============                    ============

Weighted average shares outstanding          10,481,244                      10,476,241
                                           ============                    ============

Pro forma data for 1995

   Pro forma net income per common share                   $       0.02                    $       0.03
                                                           ============                    ============

   Pro forma common shares outstanding                       10,386,250                      10,386,250
                                                           ============                    ============


              The accompanying notes are an integral part of these
                       consolidated financial statements

                   JERRY'S FAMOUS DELI, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS


                                                                   SIX  MONTHS ENDED JUNE 30,
                                                                      1996           1995
                                                                      ----           ----
Cash flows from operating activities:
   Net income                                                     $   410,976    $   315,957
   Adjustments to reconcile net income to net cash used in
      operating activities
      Depreciation and amortization                                   652,067        519,683
      Minority interest                                               131,216         58,782
      Deferred income taxes                                            22,266       (240,676)
      Changes in assets and liabilities
         Accounts receivable - related party                           16,020         14,160
         Accounts receivable                                          (94,010)      (130,061)
         Inventory                                                    (58,997)         3,146
         Prepaid expenses                                            (160,091)          (263)
         Preopening costs                                            (332,677)        (8,602)
         Other assets                                                   1,627        (42,152)
         Organization costs                                            (3,826)        (7,853)
         Accounts payable                                            (129,260)    (1,434,544)
         Accrued expenses                                              33,306       (794,262)
         Sales tax payable                                            (88,971)      (129,900)
         Income taxes payable                                        (183,266)       (26,762)
         Deferred credits                                              (7,657)       (43,153)
                                                                  -----------    -----------
            Total adjustments                                        (202,253)    (2,262,457)
                                                                  -----------    -----------
            Net cash provided by (used in) operating activities       208,723     (1,946,500)
                                                                  -----------    -----------
Cash flows from investing activities:
   Purchases of equipment and leasehold improvements               (2,043,158)    (1,049,716)
   Additions to construction-in-progress                           (2,119,678)      (207,941)
   Funds in excrow for purchase of Solley's, Inc. assets           (2,543,500)             -
   Purchase of land                                                    (2,477)             -
   Purchase of building and related purchase option payments         (764,068)        (7,000)
                                                                  -----------    -----------
            Net cash used in investing activities                  (7,472,881)    (1,264,657)
                                                                  -----------    -----------
Cash flows from financing activities:
   Borrowings from credit facility                                    303,165        400,000
   Payments on credit facility                                        (70,000)      (100,000)
   Borrowings on long-term debt                                     2,500,000        625,000
   Payments on long-term debt                                          (3,044)    (1,380,818)
   Advances to related parties                                     (1,128,450)       (22,215)
   Capital lease payments                                             (24,229)       (24,227)
   Distribution paid to shareholder                                   (13,068)       (13,068)
   Dividends paid to minority shareholders                            (52,266)        52,266
   Proceeds from stock issuance, net                                        -      3,419,852
                                                                  -----------    -----------
            Net cash provided by financing activities               1,512,108      2,956,790
                                                                  -----------    -----------
            Net decrease in cash and cash equivalents              (5,752,050)      (254,367)

Cash and cash equivalents, beginning of period                      7,214,412        290,425
                                                                  -----------    -----------
Cash and cash equivalents, end of period                          $ 1,462,362    $    36,058
                                                                  ===========    ===========

              The accompanying notes are an integral part of these
                       consolidated financial statements

                   JERRY'S FAMOUS DELI, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


1.   BASIS OF PRESENTATION AND ORGANIZATION:

Basis of Presentation

         The accompanying consolidated financial statements of Jerry's Famous Deli, Inc. and its subsidiaries ("the Company") for the three and six months ended June 30, 1996 and June 30, 1995 have been prepared in accordance with generally accepted accounting principles and with the instructions to Form 10-Q and Article 10 of Regulation S-X. These financial statements have not been audited by independent accountants, but include all adjustments (consisting of normal recurring adjustments) which are, in management's opinion, necessary for a fair presentation of the financial condition, results of operations and cash flows for such periods. However, these results are not necessarily indicative of results for any other interim period or for the full year. The December 31, 1995 balance sheet financial statement is derived from audited financial statements included in the Company's December 31, 1995 Form 10-K.

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

Organization

         The accompanying financial statements are comprised of the consolidated
(1996) and combined (1995) financial statements ("consolidated statements"), which consist of Jerry's Famous Deli, Inc. ("JFD--Inc."), a California corporation; JFD-Encino ("JFD--Encino"), a California limited partnership; and Pizza By The Pound, dba Jerry's Famous Pizza, a California corporation, which ceased operations in June 1995. JFD--Inc., JFD--Encino and Jerry's Famous Pizza operate or operated family oriented, full-service restaurants. These entities are collectively referred to as "Jerry's Famous Deli, Inc." or the "Company".

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

         JFD--Inc. and JFD--Encino include the operations of Southern California restaurants located in Studio City, Encino, Marina del Rey, West Hollywood, Pasadena, which opened February 20, 1996, and Westwood, which opened June 18, 1996.

         A tender offer by Jerry's Deli, L.A., Incorporated, a subsidiary of JFD--Inc. and the co-general partner of JFD--Encino, to purchase up to 100% of the outstanding limited partnership units of JFD--Encino, expired April 13, 1996. One of the limited partners, Isaac Starkman, who is also the Chief Executive Officer and the beneficial controlling shareholder of the Company, submitted his interest in JFD--Encino which was purchased on May 1, 1996 for approximately $158,000. This resulted in a change in minority interest to 72.45% from 80.0%.

         The lease agreement the Company entered into with the lessor/purchaser of 3.5 acres in Las Vegas, Nevada, , expired on June 11, 1996 due to the purchaser's inability to obtain financing to complete the acquisition of the property. Nevertheless, the Company continues to search for a property suitable for development of a new restaurant in Las Vegas, Nevada.

Reclassifications

         Certain amounts presented in prior periods financial statements have been reclassified to conform with the current presentation.


2.   INCOME TAXES

         Upon termination of the subchapter S election by the Company on January 11, 1995, deferred income taxes became an asset of the Company and was recorded in the balance sheet with a corresponding credit to the combined statement of operations. The estimated deferred tax asset, principally resulting from temporary differences in the recognition of depreciation expense for financial statement and tax reporting purposes, as of June 30, 1996, was approximately $126,000.



3.   SUPPLEMENTAL CASH FLOW INFORMATION

                                                                                    Six  Months Ended June 30,
                                                                                        1996           1995
                                                                                        ----           ----
Supplemental cash flow information:
   Cash paid for:

         Interest ...............................................................   $   188,000    $   120,000
         Income taxes ...........................................................   $   435,000        161,000
Supplelmental information on noncash investing and financing activities:
         Increase in loan payable--related party as a result of distributions ...             -    $   795,000
         (Decrease) increase in deferred costs capitalized  to
               construction-in-progress .........................................   $   (22,000)   $    41,000
         Issuance of common stock for services rendered .........................             -    $   130,000
         Increase in long-term debt on purchase of restaurant site ..............   $ 3,250,000              -


4.   NET INCOME PER SHARE AND PRO FORMA DATA

         Net income per common share for the 1996 three- and six-month periods are based on the weighted average number of common shares outstanding.

         Pro forma net income per common share for the 1995 three-and six-month periods was calculated using net income and based on, as if, 10,386,250 shares of common stock were outstanding for all of fiscal year 1995. The pro forma shares outstanding are based on (i) 7,460,000 shares outstanding for the Company at December 31, 1994, (ii) 40,000 shares issued on January 9, 1995, per the terms of a consulting agreement, (iii) 931,250 shares sold through a private placement which was completed in March 1995 and (iv) an additional 1,955,000 shares sold through an initial public offering in October 1995.


5.   SUBSEQUENT EVENTS

         On July 1, 1996, the Company completed the purchase of two delicatessen restaurants operated under the name "Solley's" and located in Woodland Hills and Sherman Oaks, California. For $2,325,000 the Company purchased certain assets along with the operation of the restaurants. Also included in the purchase was a limited five-year covenant not to compete of Sol Zide, one of the sellers and owner of Solley's Inc.

         The Woodland Hills restaurant consists of approximately 330 seats and 7,000 square feet of leased space with three options to extend the lease for approximately 1,625 square feet, 800 square feet and 1,200 square feet. The Company exercised the option to acquire an additional 1,625 square feet concurrently with the acquisition closing. The Sherman Oaks restaurant consists of approximately 160 seats and 8,700 square feet of leased restaurant and bakery space. The Company intends to continue to operate the acquired restaurants as delicatessen-style restaurants.

         On August 5, 1996, the Company signed an agreement to acquire a delicatessen in Florida, which has had annual revenues of approximately $7,800,000. The purchase includes real estate, fixtures and other assets. This transaction is subject to governmental approvals, financing, environmental and title clearances as preconditions to closing, which is not expected before Septembeer 9, 1996. This is a forward-looking statement. There are significant risks that the required approvals, financing and clearances cannot be obtained.

         In August 1996, Congress passed the Small Business Job Protection Act of 1996, which contains provisions increasing the minimum wage from $4.25 to $5.15 per hour. The legislation is now awaiting the signature of President Clinton. The increase in the minimum wage will likely lead to a significant increase in labor costs, since many of the Company's restaurant employees are paid the minimum wage.

6. PRO FORMA CONDENSED COMBINED STATEMENTS OF OPERATIONS AND COMBINED BALANCE SHEET

         These unaudited Pro Forma Combined Statements of Operations and Balance Sheet are presented as if the purchase of assets of Solley's, Inc. ("Solley's") had occurred as of January 1, 1995 and should be read in conjunction with the Consolidated Financial Statements of Jerry's Famous Deli, Inc. ("JFD") and the Notes thereto, included elsewhere herein. In management's opinion, all adjustments necessary to reflect the combination of the two companies have been made.

         The unaudited Pro Forma Combined Statements of Operations are not necessarily indicative of what the actual results of operations of Jerry's Famous Deli, Inc. would have been for the periods ended, nor do they purport to represent the results of operations for future periods.

                                                     Six Months Ended June 30, 1996        Year Ended December 31, 1995
                                                   ----------------------------------   ----------------------------------
                                                     JFD      Solley's      Pro Forma     JFD      Solley's      Pro Forma
                                                   -------    --------      ---------   -------    --------      ---------
                                                                   (in thousands except per share data)

Revenues                                           $15,736    $ 3,537        $19,273    $28,030    $ 7,460       $ 35,490
Cost of goods sold                                   4,883      1,298          6,181      9,168      2,523         11,691
                                                   -------    -------        -------    -------    -------       --------
         Gross profit                               10,853      2,239         13,092     18,862      4,937         23,799

Operating expenses                                   7,499      2,115          9,614     13,634      4,195         17,829
General and administrative expenses                  1,853        160 (a)      2,013      2,924        294 (a)      3,218
Depreciation and amortization expenses                 652         87            739        977        175          1,152
Restaurant concept discontinuation costs                 -          -              -        137          -            137
                                                   -------    -------        -------    -------    -------       --------

         Total expenses                             10,004      2,362         12,366     17,672      4,664         22,336
                                                   -------    -------        -------    -------    -------       --------
Income (loss) from operations                          849       (123)           726      1,190        273          1,463

Interest income                                        109          2            111         72          3             75
Interest expense                                      (156)         - (b)       (156)      (182)         - (b)       (182)
Other income, net                                       14          1             15         69         21             90
                                                   -------    -------        -------    -------    -------       --------

         Income (loss) before income provision
            for  taxes and minority interest           816       (120)           696      1,149        297          1,446

Provision for income taxes                             274          1            275        187          1            188
Minority interest                                      131          -            131        180          -            180
                                                   -------    -------        -------    -------    -------       --------

         Net income (loss)                         $   411    $  (121)       $   290    $   782    $   296       $  1,078
                                                   =======    =======        =======    =======    =======       ========


         Net income per share                                            $      0.03                          $      0.10
                                                                         ============                         ===========

         Weighted average shares outstanding                              10,481,244                           10,476,241

(a) Total compensation and benefits for the prior owner of Solley's in the amounts of approximately $118,000 and $233,000 for the six and twelve months, respectively, have been eliminated.

(b) Since no debt or other liabilities of Solley's were assumed by the Company, interest expense of $41,000 and $91,000 for the six and twelve months, respectively, have been eliminated.

                                                                   June 30, 1996
                                                        ---------------------------------
                                                          JFD        Solley's   Pro Forma
                                                        -------      --------   ---------
                                                                  (in thousands)
ASSETS

Current assets
   Cash and cash equivalents                            $ 1,462      $    -      $ 1,462
   Accounts receivable, net                                 284           -          284
   Inventory                                                178          25          203
   Prepaid expenses                                         383           -          383
   Other current assets                                     501           -          501
                                                        -------     -------      -------

           Total current assets                           2,808          25        2,833

Property and equipment, net                              18,007         667       18,674

Acquisition deposit in escrow                             2,543      (2,543)           -
Organization costs, deferred taxes and other assets         408         110          518
Goodwill                                                      -       1,341        1,341
Covenant not to compete                                       -         400          400
                                                        -------     -------      -------
          Total assets                                  $23,766     $     -      $23,766
                                                        =======     =======      =======

LIABILITIES AND EQUITY

Current liabilities                                     $ 2,943     $     -      $ 2,943
Long-term debt and other liabilities                      7,317           -        7,317
Minority interest                                           342           -          342
Equity                                                   13,164           -       13,164
                                                        -------     -------      -------
           Total liabilities and equity                 $23,766     $     -      $23,766
                                                        =======     =======      =======

           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                            AND RESULTS OF OPERATIONS

GENERAL

         The following table presents for the three and six months ending June 30, 1996 and 1995, the Consolidated Statements of Operations of the Company expressed as percentages of total revenue. The results of operations for the first six months of 1996 are not necessarily indicative of the results to be expected for the full year ending December 31, 1996.

                                                                  PERCENTAGE OF TOTAL REVENUE
                                                                  ---------------------------
                                               THREE MONTHS ENDED JUNE 30,         SIX MONTHS ENDED JUNE 30,
                                               ---------------------------         -------------------------
                                                1996                1995            1996                1995
                                                ----                ----            ----                ----

Revenues                                       100.0%              100.0%          100.0%              100.0%
Cost of sales
      Food                                      28.7                30.9            28.2                30.7
      Other                                      3.0                 2.4             2.8                 2.6
                                               -----               -----           -----               -----
Total  cost of sales                            31.7                33.3            31.0                33.3
                                               -----               -----           -----               -----
Gross profit                                    68.3                66.7            69.0                66.7

Operating expenses
      Labor                                     33.9                33.6            34.2                33.7
      Occupancy and other                       13.2                14.2            13.5                14.8
                                               -----               -----           -----               -----
         Total operating expenses               47.1                47.8            47.7                48.5
General and administrative expenses             13.5                10.8            11.7                11.1
Depreciation and amortization expenses           4.6                 3.7             4.2                 3.7
Restaurant concept discontinuation costs           -                   -               -                 1.0
                                               -----               -----           -----               -----

         Total expenses                         65.2                62.3            63.6                64.3
                                               -----               -----           -----               -----

Income from operations                           3.1                 4.4             5.4                 2.4

Interest income                                  0.4                 0.0             0.7                 0.0
Interest expense                                (1.5)               (0.8)           (1.0)               (0.8)
Other income (loss), net                         0.1                 0.0             0.1                   -
                                               -----               -----           -----               -----

Income before provision for income
      taxes and minority interest                2.1                 3.6             5.2                 1.6

Provision (benefit) for income taxes             0.7                 0.0             1.8                (1.1)
Minority interest                                0.3                 0.7             0.8                 0.4
                                               -----               -----           -----               -----
         Net income                              1.1%                2.9%            2.6%                2.3%
                                               =====               =====           =====               =====


RESULTS OF OPERATIONS

Three Months Ended June 30, 1996 Compared to Three Months Ended June 30, 1995

         Revenues for the three months ended June 30, 1996 increased $1,169,000, or 17.1%, to $8,002,000 for the 1996 quarter from $6,833,000 for the 1995 quarter. Included in this increase are revenues of over $1,332,000 from the Pasadena and Westwood restaurants, opened in February and June 1996, respectively. Offsetting part of this increase were 1995 revenues of $124,000 from Jerry's Famous Pizza restaurant ("JFD Pizza"), which closed in June 1995. Revenue for the same four restaurants operated during both periods decreased slightly, approximately $70,000 or 1.0%.

         Cost of sales, as a percentage of revenues, decreased 1.6 percentage points to 31.7% from 33.3%. The cost of food, which comprises over 90% of cost of sales, decreased 2.2 percentage points, as a percentage of revenues, to 28.7% in the 1996 quarter from 30.9% in the 1995 quarter. Management attributes this decrease primarily to its continuing program of more effective buying, improved cost control and better financial liquidity since the Company's October 1995 Public Offering, which has allowed the Company to take advantage of vendor discounts for prompt or early payments. The 1996 second quarter cost of food 2.2 percentage points decrease declined from the reported 1996 first quarter 2.8 percentage point decrease. A major factor for this decrease was a 45% overall increase in prices of dairy products which comprise approximately 7% of total food costs. Other cost of sales increased by 0.6 percentage point, as a percentage of revenues, in the 1996 second quarter over the 1995 second quarter. A significant factor in this increase was a 10% increase in liquor prices. As a result of the net decreased cost of sales, gross profit improved as a percentage of revenues to 68.3% for 1996 from 66.7% for 1995.

         Total expenses, as a percentage of revenues, increased 2.9 percentage points to 65.2 % for the 1996 quarter from 62.3% for the 1995 quarter. Major changes occurred in occupancy and other expenses, general and administrative expenses and depreciation expenses.

         Operating expenses, which include all restaurant level operating costs, including, but not limited to, labor, rent, laundry, maintenance, utilities and repairs, as a percentage of revenues, decreased 0.7 percentage points to 47.1% in the 1996 quarter from 47.8% in the 1995 quarter. Labor increased slightly to 33.9% from 33.6%. Occupancy expenses decreased 1.0 percentage point to 13.2% for 1996 from 14.2% for 1995 which resulted principally from a $94,000 decline in rent expense due to the March 1996 purchase of the Company's Marina del Rey restaurant site and additional revenues in the 1996 quarter from the Pasadena restaurant which, as an owned property, incurs no rent expense.

         General and administrative expenses, as a percentage of revenues, increased 2.7 percentage points to 13.5% in 1996 from 10.8% in 1995. Contributing 1.9 percentage points of the increase are added costs from becoming a public company as reflected in total additional expenses of approximately $163,000 for the services of two public relations companies, preparation of fiscal yearend reports, audit fees, legal fees and premiums for a new life insurance policy on the chief executive officer. Also part of the increase was a performance incentive bonus accrual of $68,000 for three executive officers.

         Depreciation expense increased approximately $115,000, or 0.9 percentage points as a percentage of revenues to 4.6% for the 1996 quarter from 3.7% for the 1995 quarter. Included in the increase is additional depreciation expense of approximately $75,000 for the Pasadena restaurant, which opened in February 1996, and $22,000 for Marina del Rey restaurant site, which was purchased in March 1996.

         The increase in interest income of approximately $31,000 in 1996 primarily represents earnings on the investment of funds received from the October 1995 Public Offering. Interest expense increased approximately $60,000 principally due to the financing of the Marina del Rey real property purchase in the 1996 quarter over the 1995 quarter.

Six Months Ended June 30, 1996 Compared to Six Months Ended June 30, 1995

         Revenues increased $1,709,722, or 12.2%, to $15,736,000 for the 1996 period from $14,026,000 for the 1995 period. The Pasadena and Westwood restaurants, opened in 1996, contributed approximately $1,970,000 in 1996. Offsetting part of this increase were 1995 revenues of $236,000 from JFD Pizza, which closed in June 1995. Revenues for the same four restaurants operated during both six-month periods decreased approximately $50,000, or 0.4%.

         Income from operations increased approximately $519,000, or 157.2%, to $849,000 for the 1996 period from $330,000 for the 1995 period, due primarily to the decrease in food costs, for the reasons described above in the quarter-to-quarter comparison, and the restaurant discontinuation costs of $137,000 incurred during the 1995 period. Labor expense, as a percentage of revenues, increased to 34.2% for 1996 from 33.7% for 1995 primarily due to higher labor costs for the Pasadena and Westwood restaurants, which is common to new restaurants during the first few weeks after opening.

         General and administrative expenses increased approximately $292,000, or 0.5% percentage point as a percentage of revenues. This increase includes over $210,000 of added costs related to the Company's change from a privately held to a public company, including the expenses of the Company's first annual report on Form 10-K, first Annual Report to Shareholders, first Proxy Statement and first annual meeting and the attendant audit fees, legal fees and other costs. Further, the Company has incurred approximately $189,000 in additional labor expense due to the addition of several new positions necessary to support the Company's expanded restaurant operations, which have grown from four to eight restaurant since February 1996. The new positions include restaurant payroll clerks, centralized food procurement personnel, trainers for new restaurant staff, restaurant start-up and quality control personnel, catering service personnel and financial reporting personnel. Of the $189,000 increase for the 1996 six months, approximately $57,000 was 1996 first quarter payroll expense transferred from operating labor.

         Interest income increased approximately $107,000 to $109,000 for the 1996 period from $1,000 for the 1995 period. This increase is primarily due to earnings on the investment of funds received from the October 1995 Public Offering.


LIQUIDITY AND CAPITAL RESOURCES

         The Company's capital requirements are primarily for the development, construction and equiping of new restaurants. Generally, the Company leases the property and extensively remodels the existing building. Each new restaurant requires between $2,000,000 and $2,500,000 for remodeling and purchasing of equipment.

         The Company has continued its current plans for expansion with the acquisition of the two Solley's restaurants and its plans to open its ninth restaurant, which will be located in Costa Mesa, California in the first quarter of 1997. During the six months ended June 30, 1996 the Company used additional bank borrowings of $2,800,000 and proceeds from its public offering to fund the $2,543,000 cash purchase of the two Solley's restaurants, the approximately $3,600,000 construction and equiping of the Pasadena and Westwood restaurants, the $764,000 cash portion of the purchase of the Marina del Rey restaurant property and $108,000 for the development of future projects.

         Management believes that cash on hand, cash flow from operations and drawings on its bank lines of credit will be sufficient to finance the completion of the Costa Mesa restaurant and the remodeling of the Woodland Hills restaurant. In planning for future expansion, primarily the Florida acquisition, management is investigating other sources of financing, including equity and/or debt financing. The acquisition in Miami and future growth is dependent on the Company obtaining additional capital.


RECENT ACQUISITIONS

         On July 1, 1996, the Company completed the purchase of two delicatessen restaurants operated under the name "Solley's" and located in Woodland Hills and Sherman Oaks, California. For $2,325,000 the Company purchased certain assets along with the operation of the restaurants. Also included in the purchase was a limited five-year covenant not to compete of Sol Zide, one of the sellers and owner of Solley's Inc.

         The Woodland Hills restaurant consists of approximately 330 seats and 7,000 square feet of leased space with three options to extend the lease for approximately 1,625 square feet, 800 square feet and 1,200 square feet. The Company exercised the option to acquire an additional 1,625 square feet concurrently with the acquisition closing. The Sherman Oaks restaurant consists of approximately 160 seats and 8,700 square feet of leased restaurant and bakery space. The Company intends to continue to operate the acquired restaurants as delicatessen-style restaurants.

         On a pro forma combined basis, the two Solley's restaurants would have increased total revenues for the year ended December 31, 1995 by $7,460,000, or 27%, to $35,490,000 and increased net income by $296,000, or 38%, to $1,078,000, which would have resulted in a 25% increase in net income per share, to $0.10 per share from $0.08 per share.

         However, for the six months ended June 30, 1996, revenues for the two Solley's restaurants were down approximately $500,000 from the same period in 1995, which management believes may have been due in part to Solley's management's focus on the pending sale of the restaurants during that period. As a result of the decline in revenues for the six month period ended June 30, 1996, the Solley's restaurants reported a net loss from operations of $121,000 (after adjustment for certain expenses which will not be incurred in the future by the Company), which reduced the pro forma combined net income reported to $290,000 and reduced net income per share to $0.03 per share from $0.04 per share. The pro forma combined statements of operations of the Company and Solley's are not necessarily indicative of what the actual results of operations of the Company would have been, had the acquisition been completed as of January 1, 1995, nor are they necessarily indicative of what the actual results of operations of the Company will be in future periods.

         The Company has applied for the permits necessary to change the Woodland Hills restaurant to a Jerry's Famous Deli. Once those permits are obtained, that restaurant will be closed for approximately two months for refurbishment, which management expects will have a negative impact on total revenues for the fourth quarter of 1996. When the restaurant is reopened, however, it will have increased seating capacity and longer hours of operation, which management anticipates will increase revenues from the Woodland Hills restaurant from its historical revenues as a Solley's restaurant.

         The Company has no current plans to change the format or operating hours of the Sherman Oaks Solley's restaurant, which historically has had higher revenues than the Woodland Hills Solley's restaurant, even though the seating capacity of the Sherman Oaks restaurant is smaller than the Woodland Hills restaurant.

         The Company has already begun to use the bakery acquired from Solley's to supply freshly baked bread to all of the Jerry's Famous Deli restaurants. In addition, the Company has hired the former owner and chief baker of the popular Weby's Bakery in Studio City, as head baker for the Jerry's bakery.

         Management believes that the implementation of its plans for the expansion of the Woodland Hills restaurant and the change in the format of that restaurant to a Jerry's Famous Deli, as well as the expansion and improvement of the bakery acquired from Solley's, will result in an increase in revenues at both facilities. However, these are forward looking statements and there are significant risks that revenues of the acquired restaurants and bakery will not increase as management anticipates due to a number of factors, including all of the risks generally attendant to the restaurant business.

                           PART II - OTHER INFORMATION


Items 1. through 3. are not applicable.

Item 4.  Submission of Matters to a Vote of Security Holders.

         On May 28, 1996, the Company held its first Annual Meeting of Shareholders as a public company. Shareholders voted upon the election of directors and upon the ratification of Coopers & Lybrand, L.L.P., as the Company's independent public accountants for the fiscal year ending December 31, 1996. Isaac Starkman, Guy Starkman, Jason Starkman, Paul Gray and Stanley Schneider, all of whom were directors prior to the Annual Meeting and were nominated by management for re-election, were re-elected at the meeting. The following votes were cast for each nominees:

                        Name                   For            Authority
                        ----                   ---            Withheld
                                                              --------
                  Isaac Starkman            10,290,511          30,200
                  Guy Starkman              10,285,961          34,750
                  Jason Starkman            10,285,761          34,950
                  Paul Gray                 10,291,411          29,300
                  Stanley Schneider         10,292,011          28,700

         The following votes were cast for the ratification of Coopers & Lybrand, L.L.P., as the Company's independent public accountants for the fiscal year ending December 31, 1996: For: 10,309,756; Against:
         4,500; Abstain: 6,455.

Item 5. is not applicable.

Item 6.  Exhibits and Reports on Form 8-K.

         No reports on Form 8-K were filed during the quarter for which this report is filed. However, on July 12, 1996 a Form 8-K was filed regarding the purchase of two delicatessen restaurants operated under the name of "Solley's" and located in Woodland Hills and Sherman Oaks, California.

                                   SIGNATURES


         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                  JERRY'S FAMOUS DELI, INC.



Date:   August 12, 1996           By:   /s/ Isaac Starkman
                                     -------------------------------------------
                                            Isaac Starkman
                                            Chief Executive Officer and Chairman
                                            of the Board of Directors



                                  By:   /s/ Christina Sterling
                                     -------------------------------------------
                                            Christina Sterling
                                            Chief Financial Officer