Form 10-Q/A
period 1996-06-30
JERRYS FAMOUS DELI INC
filed 1996-10-04
CIK 948308

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D. C. 20549
                                AMENDED FORM 10-Q

(MARK ONE)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended June 30, 1996

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

            For the transition period from ___________ to __________

                          Commission File No. 33-94724

                            JERRY'S FAMOUS DELI, INC.
             (Exact name of registrant as specified in its charter)

           California                                    95-3302338
 ______________________________              _________________________________
(State or Other Jurisdiction of             (I.R.S. Employer Identification No.)
 Incorporation or Organization)

        12711 Ventura Boulevard, Suite 400, Studio City, California 91604
        _________________________________________________________________
                    (Address of Principal Executive Offices)

                                 (818) 766-8311
               __________________________________________________
              (Registrant's Telephone Number, Including Area Code)

_______________________________________________________________________________
              (Former name, former address and former fiscal year,
                         if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES X NO
                                      ___   ___

                      APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date. As of July 31, 1996, outstanding common shares totaled 10,386,250.

         This Form 10-Q amends Form 10-Q filed on August 14, 1996, by the registrant, Jerry's Famous Deli, Inc. and is in response to comment nos. 4, 5 and 6 in the Staff's comment letter, dated September 20, 1996. As required under
Item 7, the amended sections are found in the Pro Forma Financial Statements for the acquired business, Solley's, Inc., and in the Liquidity and Capital Resources portion of Management's Discussion and Analysis of Financial Condition and Results of Operations.

                   JERRY'S FAMOUS DELI, INC. AND SUBSIDIARIES

                                      INDEX

                                                                           Page
                                                                          Number
                         PART I - FINANCIAL INFORMATION

Item 1.  Consolidated Financial Statements

         Consolidated Balance Sheets as of June 30, 1996 and December 31,
         1995.............................................................. 3

         Consolidated Statements of Operations for the Three Months and
         Six Months Ended June 30, 1996 and June 30, 1995.................. 4

         Consolidated Statements of Cash Flows for the Six Months Ended
         June 30, 1996 and June 30, 1995................................... 5

         Notes to Consolidated Financial
         Statements........................................................ 6


Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

         Results of Operations............................................. 10

         Liquidity and Capital Resources................................... 12

                           PART II - OTHER INFORMATION

Items 1. through 6......................................................... 14

         Signatures........................................................ 15

                   JERRY'S FAMOUS DELI, INC. AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEETS

                                                                   JUNE 30,             DECEMBER 31,
                                                                    1996                     1995
                                                             --------------           ---------------
ASSETS
Current assets
   Cash and cash equivalents                                 $    1,462,362           $     7,214,412
   Accounts receivable, net                                         284,349                   215,925
   Accounts receivable - related party                                    -                    16,020
   Inventory                                                        177,379                   118,382
   Prepaid expenses                                                 382,741                   222,650
   Preopening costs                                                 375,702                    83,025
   Income taxes receivable                                          103,360                         -
   Deferred income taxes                                             22,265                    44,531
                                                             --------------           ---------------
           Total current assets                                   2,808,158                 7,914,945

Property and equipment, net                                      18,006,933                10,417,601

Organization costs                                                   95,834                    68,174
Deferred income taxes                                               103,466                   103,466
Acquisition price in escrow                                       2,543,500                         -
Other assets                                                        208,607                   278,126
                                                             --------------           ---------------

           Total assets                                      $   23,766,498           $    18,782,312
                                                             ==============           ===============

LIABILITIES AND EQUITY

Current liabilities
   Accounts payable                                          $    1,549,161           $     1,678,421
   Accrued expenses                                                 790,303                   756,997
   Sales tax payable                                                143,079                   232,050
   Income taxes payable                                                   -                    79,906
   Short-term bank borrowings                                       300,000                         -
   Note payable to related party                                          -                 1,154,036
   Current portion of long-term debt                                124,188                   125,137
   Current portion of obligations under capital leases               36,620                    43,140
                                                             --------------           ---------------
            Total current liabilities                             2,943,351                 4,069,687

Long-term debt                                                    6,767,057                 1,086,813
Obligations under capital leases                                      3,843                    20,722
Deferred credits                                                    545,952                   575,653
                                                             --------------           ---------------
           Total liabilities                                     10,260,203                 5,752,875

Minority interest                                                   342,162                   263,212

Equity
   Preferred stock, 5,000,000 shares authorized,
      none issued or outstanding                                          -                         -
   Common stock, no par value, 60,000,000 shares
      authorized, 10,386,250 issued and outstanding              12,664,752                12,664,752
   Equity                                                           499,381                   101,473
                                                             --------------           ---------------
           Total equity                                          13,164,133                12,766,225
                                                             --------------           ---------------
           Total liabilities and equity                      $   23,766,498           $    18,782,312
                                                             ==============           ===============

   The accompanying notes are an integral part of these consolidated financial statements

                   JERRY'S FAMOUS DELI, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS

                                                 THREE MONTHS ENDED JUNE 30,                 SIX MONTHS ENDED JUNE 30,
                                                  1996                 1995                 1996                 1995
                                                  ----                 ----                 ----                 ----

Revenues                                       $ 8,001,601          $ 6,832,633           $ 15,736,129       $ 14,026,407
Cost of sales                                    2,536,996            2,274,597              4,883,169          4,671,032
                                               -----------          -----------           ------------       ------------
 oss profit                                      5,464,605            4,558,036             10,852,960          9,355,375

Operating expenses
   Labor                                         2,711,068            2,296,000              5,380,268          4,725,604
   Occupancy and other                           1,005,290              925,138              2,029,029          1,992,664
   Occupancy - related party                        45,000               45,000                 90,000             90,000
General and administrative expenses              1,082,782              390,243              1,852,409            990,615
General and administrative expenses -
   related party                                         -              346,343                      -            569,182
Depreciation and amortization expenses             370,777              256,092                652,067            519,683
Restaurant concept discontinuation costs                 -                    -                      -            137,396
                                               -----------          -----------           ------------       ------------
               Total expenses                   5,214, 917            4,258,816             10,003,773          9,025,144
                                               -----------          -----------           ------------       ------------

      Income from operations                       249,688              299,220                849,187            330,231

Other income (expense)
   Interest income                                  30,739                  102                108,513              1,130
   Interest expense                               (116,491)             (56,499)              (155,576)          (106,225)

   Other income, net                                 7,534                    -                 14,068                  -
                                               -----------          -----------           ------------       ------------
      Income before provision for income
         taxes and minority interest               171,470              242,823                816,192            225,136

Provision (benefit) for income taxes                60,000                 (931)               274,000           (149,603)
Minority interest                                   20,676               44,005                131,216             58,782
                                               -----------          -----------           ------------       ------------

      Net income                               $    90,794          $   199,749           $    410,976       $    315,957
                                               ===========          ===========           ============       ============
Net income per common share                    $       0.01                               $       0.04
                                               ============                               ============
Weighted average shares outstanding              10,481,244                                 10,476,241
                                               ============                               ============

Pro forma data for 1995

   Pro forma net income per common share                            $      0.02                              $       0.03
                                                                    ===========                              ============

   Pro forma common shares outstanding                               10,386,250                                10,386,250
                                                                    ===========                               ===========

   The accompanying notes are an integral part of these consolidated financial statements

                   JERRY'S FAMOUS DELI, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                           SIX  MONTHS ENDED JUNE 30,
                                                                               1996           1995
                                                                         ------------     -----------
Cash flows from operating activities:
   Net income                                                            $    410,976     $   315,957
   Adjustments to reconcile net income to net cash used in
      operating activities
      Depreciation and amortization                                           652,067         519,683
      Minority interest                                                       131,216          58,782
      Deferred income taxes                                                    22,266        (240,676)
      Changes in assets and liabilities
         Accounts receivable - related party                                   16,020          14,160
         Accounts receivable                                                  (94,010)       (130,061)
         Inventory                                                            (58,997)          3,146
         Prepaid expenses                                                    (160,091)           (263)
         Preopening costs                                                    (332,677)         (8,602)
         Other assets                                                           1,627         (42,152)
         Organization costs                                                    (3,826)         (7,853)
         Accounts payable                                                    (129,260)     (1,434,544)
         Accrued expenses                                                      33,306        (794,262)
         Sales tax payable                                                    (88,971)       (129,900)
         Income taxes payable                                                (183,266)        (26,762)
         Deferred credits                                                      (7,657)        (43,153)
                                                                         ------------     -----------
            Total adjustments                                                (202,253)     (2,262,457)
                                                                         ------------     -----------
            Net cash provided by (used in) operating activities               208,723      (1,946,500)
                                                                         ------------     -----------

Cash flows from investing activities:
   Purchases of equipment and leasehold improvements                       (2,043,158)     (1,049,716)
   Additions to construction-in-progress                                   (2,119,678)       (207,941)
   Funds in escrow for purchase of Solley's, Inc. assets                   (2,543,500)              -
   Purchase of land                                                            (2,477)              -
   Purchase of building and related purchase option payments                 (764,068)         (7,000)
                                                                         ------------     -----------

            Net cash used in investing activities                          (7,472,881)     (1,264,657)
                                                                         ------------     -----------
Cash flows from financing activities:
   Borrowings from credit facility                                            303,165         400,000
   Payments on credit facility                                                (70,000)       (100,000)
   Borrowings on long-term debt                                             2,500,000         625,000
   Payments on long-term debt                                                  (3,044)     (1,380,818)
   Advances to related parties                                             (1,128,450)        (22,215)
   Capital lease payments                                                     (24,229)        (24,227)
   Distribution paid to shareholder                                           (13,068)        (13,068)
   Dividends paid to minority shareholders                                    (52,266)         52,266
   Proceeds from stock issuance, net                                                -       3,419,852
                                                                         ------------     -----------

            Net cash provided by financing activities                       1,512,108       2,956,790
                                                                         ------------     -----------

            Net decrease in cash and cash equivalents                      (5,752,050)       (254,367)

Cash and cash equivalents, beginning of period                              7,214,412         290,425
                                                                         ------------     -----------

Cash and cash equivalents, end of period                                 $  1,462,362     $    36,058
                                                                         ============     ===========

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

2.       INCOME TAXES

         Upon termination of the subchapter S election by the Company on January 11, 1995, deferred income taxes became an asset of the Company and was recorded in the balance sheet with a corresponding credit to the combined statement of operations. The estimated deferred tax asset, principally resulting from temporary differences in the 2.

recognition of depreciation expense for financial statement and tax reporting purposes, as of June 30, 1996, was approximately $126,000.

3.       SUPPLEMENTAL CASH FLOW INFORMATION

                                                                                        Six  Months Ended June 30,
                                                                                       1996                    1995
                                                                                  ------------             ------------
Supplemental cash flow information:
   Cash paid for:
           Interest............................................................   $    188,000             $    120,000
           Income taxes........................................................   $    435,000             $    161,000
Supplemental information on noncash investing and financing activities:
           Increase in loan payable--related party as a result of distributions              -             $    795,000
           (Decrease) increase in deferred costs capitalized  to
               construction-in-progress........................................        (22,000)            $     41,000
         Issuance of common stock for services rendered........................              -             $    130,000
         Increase in long-term debt on purchase of restaurant site.............   $  3,250,000                        -


4.       NET INCOME PER SHARE AND PRO FORMA DATA

         Net income per common share for the 1996 three- and six-month periods are based on the weighted average number of common shares outstanding.

         Pro forma net income per common share for the 1995 three- and six-month periods was calculated using net income and based on, as if, 10,386,250 shares of common stock were outstanding for all of fiscal year 1995. The pro forma shares outstanding are based on (i) 7,460,000 shares outstanding for the Company at December 31, 1994, (ii) 40,000 shares issued on January 9, 1995, per the terms of a consulting agreement, (iii) 931,250 shares sold through a private placement which was completed in March 1995 and (iv) an additional 1,955,000 shares sold through an initial public offering in October 1995.

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

         On August 5, 1996, the Company signed an agreement to acquire a delicatessen in Florida, which has had annual revenues of approximately $7,800,000. The purchase includes real estate, fixtures and other assets. This transaction is subject to governmental approvals, financing, environmental and title clearances as preconditions to closing, which is not expected before September 9, 1996. This is a forward-looking statement. There are significant risks that the required approvals, financing and clearances cannot be obtained.

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

6. PRO FORMA CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND CONSOLIDATED BALANCE SHEET

         These unaudited Pro Forma Consolidated Statements of Operations are presented as if the purchase of assets of Solley's, Inc. ("Solley's") had occurred as of January 1, 1995 and the unaudited Pro Forma Consolidated Balance Sheet is presented as if the purchase of assets had occurred on June 30, 1996, and should be read in conjunction with the Consolidated Financial Statements of Jerry's Famous Deli, Inc. ("JFD") and the Notes thereto, included in the Company's Form 10-K for the year ended December 31, 1995. In management's opinion, all adjustments necessary to reflect the purchase of substantially all of the assets of Solley's, Inc. with JFD have been made.

         The unaudited Pro Forma Combined Statements of Operations are not necessarily indicative of what the actual results of operations of Jerry's Famous Deli, Inc. and Solley's, Inc. would have been for the periods ended, nor do they purport to represent the results of operations for future periods.

                                                  Year Ended December 31, 1995              Six Months Ended June 30, 1996
                                              -----------------------------------       -----------------------------------
                                                 JFD         Solley's   Pro Forma          JFD       Solley's    Pro Forma
                                              ---------    ----------   ---------       ----------  ----------   ---------
                                                                 (in thousands, except per share data)

Revenues                                       $ 28,030    $  7,460     $35,490         $ 15,736    $  3,537     $  19,273
Cost of goods sold                                9,168       2,523      11,691            4,883       1,219         6,102
                                               --------    --------     -------         --------    --------     ---------
         Gross profit                            18,862       4,937      23,799           10,853       2,318        13,171

Operating expenses                               13,634       4,195      17,829            7,499       2,115         9,614
General and administrative expenses               2,924         294(a)    3,218            1,853         160(a)      2,013
Depreciation and amortization expenses              977         328(c)    1,305              652         164(c)        816
Restaurant concept discontinuation costs            137           -         137                -           -             -
                                               --------    --------     -------         --------    --------     ---------

         Total expenses                          17,672       4,817      22,489           10,004       2,439        12,443
                                               --------    --------     -------         --------    --------     ---------

Income (loss) from operations                     1,190         120       1,310              849        (121)          728

Interest income                                      72           3          75              109           2           111
Interest expense                                   (182)          -(b)     (182)            (156)          -(b)       (156)
Other income, net                                    69          21          90               14           1            15
                                               --------    --------     -------         --------    --------     ---------
         Income (loss) before income provision
            for  taxes and minority interest      1,149         144       1,293              816        (118)          698

Provision for income taxes                          187           1         188              274           1           275
Minority interest                                   180           -         180              131           -           131
                                              --------     --------     -------         --------    --------     ---------

         Net income (loss)                     $    782    $    143     $   925         $    411    $   (119)    $     292
                                               ========    ========     =======         ========    ========     =========

         Net income per share                                           $  0.09                                  $    0.03
                                                                        =======                                  =========

         Weighted average shares outstanding                         10,476,241                                 10,481,244

(a) Total compensation and benefits for the prior owner of Solley's in the amounts of approximately $118,000 and $233,000 for the six and twelve months, respectively, have been eliminated.

(b) Since no debt or other liabilities of Solley's were assumed by the Company, interest expense of $41,000 and $91,000 for the six and twelve months, respectively, have been eliminated.

(c) Includes amortization of goodwill of $37,000 and $73,000 and of the covenant not to compete of $40,000 and $80,000 for the six and twelve months, respectively.

6. PRO FORMA CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND CONSOLIDATED BALANCE SHEET (CONTINUED)

                                                                                June 30, 1996
                                                           -----------------------------------------------------
                                                                                   Solley's
                                                                          ---------------------------
                                                                JFD      Historical   Adjustments(1)    Pro Forma
                                                           ---------    -----------  ----------------  -----------
                                                                                (in thousands)
ASSETS

Current assets
   Cash and cash equivalents                               $     1,462  $       -    $         -    $      1,462
   Accounts receivable, net                                        284          -              -             284
   Inventory                                                       178         79             (54)           203
   Prepaid expenses                                                383          -               -            383
   Other current assets                                            501          -               -            501
                                                           -----------  ---------    ------------   ------------
           Total current assets                                  2,808         25             (54)         2,833

Property and equipment, net                                     18,007        605              62         18,674
Acquisition deposit in escrow                                    2,543          -          (2,543)             -
Organization costs, deferred taxes and other assets                408          -             110            518
Goodwill                                                             -          -           1,341          1,341
Covenant not to compete                                              -          -             400            400
                                                           -----------  ---------    ------------   ------------
          Total assets                                     $    23,766  $     684    $       (684)  $     23,766
                                                           ===========  =========    ============   ============


LIABILITIES AND EQUITY

Current liabilities                                        $     2,943  $       -    $          -   $      2,943
Long-term debt and other liabilities                             7,317          -               -          7,317
Minority interest                                                  342          -               -            342
Equity                                                          13,164          -               -         13,164
                                                           -----------  ---------    ------------   ------------

           Total liabilities and equity                    $    23,766  $       -    $          -   $     23,766
                                                           ===========  =========    ============   ============


(1) The cash purchase price of $2,543,000 reflected under the JFD long-term debt caption "Acquisition deposit in escrow", was allocated to the following based on their fair value on the date of acquisition: $25,000 to inventory: $667,000 to property and equipment; $400,000 for a covenant not to compete which will be amortized on a straight-line basis over 5 years; $110,000 for deposits to the landlords; and the balance to goodwill which will be amortized on a straight-line basis over 18 years. Other than the inventory and property and equipment, no other assets were acquired. In addition, no debt or other liabilities were assumed from Solley's. Since funding for the purchase came from the proceeds of JFD's October 1995 Initial Public Offering and earlier bank borrowings, reflected under the JFD "Long-term debt and other liabilities" caption, no additional debt was incurred.

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

                                                            PERCENTAGE OF TOTAL REVENUE
                                                            ---------------------------
                                            THREE MONTHS ENDED JUNE 30,    SIX MONTHS ENDED JUNE 30,
                                             --------------------------    -------------------------

                                                  1996      1995               1996      1995
                                                 ------    ------             ------    ------

Revenues                                         100.0%    100.0%            100.0%    100.0%
Cost of sales
      Food                                        28.7      30.9              28.2      30.7
      Other                                        3.0       2.4               2.8       2.6
                                                 ------    ------           ------    ------
Total  cost of sales                              31.7      33.3              31.0      33.3
                                                 ------    ------           ------    ------

Gross profit                                      68.3      66.7              69.0      66.7

Operating expenses
      Labor                                       33.9      33.6              34.2      33.7
      Occupancy and other                         13.2      14.2              13.5      14.8
                                                 ------    ------           ------    ------

         Total operating expenses                 47.1      47.8              47.7      48.5
General and administrative expenses               13.5      10.8              11.7      11.1
Depreciation and amortization expenses             4.6       3.7               4.2       3.7

Restaurant concept discontinuation costs            --        --                --       1.0
                                                ------    ------            ------    ------

         Total expenses                           65.2      62.3              63.6      64.3
                                                ------    ------            ------    ------

Income from operations                             3.1       4.4               5.4       2.4

Interest income                                    0.4       0.0               0.7       0.0
Interest expense                                  (1.5)     (0.8)             (1.0)     (0.8)

Other income (loss), net                           0.1       0.0               0.1         -
                                                ------    ------            ------     ------

Income before provision for income
      taxes and minority interest                   2.1       3.6              5.2       1.6
Provision (benefit) for income taxes                0.7       0.0              1.8      (1.1)
Minority interest                                   0.3       0.7              0.8       0.4
                                                 ------    ------           ------    ------

         Net income                                 1.1%      2.9%             2.6%      2.3%
                                                 ======    ======            =====     =====


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

         The Company has continued its current plans for expansion with the acquisition of the two Solley's restaurants and its plans to open its ninth restaurant, located in Costa Mesa, California, in the first quarter of 1997. During the six months ended June 30, 1996 the Company used additional bank borrowings of $2,800,000 and proceeds from its public offering to fund the $2,543,000 cash purchase of the two Solley's restaurants, the approximately $3,600,000 for construction of and purchase of equipment for the Pasadena and Westwood restaurants, the $764,000 cash portion of the purchase of the Marina del Rey restaurant property and $108,000 for the development of future projects.

         The cash and cash equivalents decrease since December 31, 1995 of approximately $5,752,000 comprises $209,000 provided by operations, $7,473,000 used to purchase property and equipment and other investments and $1,512,000 provided by bank borrowings less other financing activities. The increase in net property and equipment since December 31, 1995, of approximately $7,589,000 resulted from purchases of equipment and leasehold improvements for $2,043,000, additions to construction-in-progress for $2,120,000, the purchase of leased restaurant real property for $4,069,000, less an increase in accumulated depreciation of $608,000 and other net deductions of $35,000. During the same six-month period long-term debt increased by approximately $5,680,000, from an additional long-term bank borrowing of $2,500,000 and from a $3,250,000 collateralized promissory note arising from the purchase of leased restaurant real property, net of principal payments of approximately $70,000.

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

RECENT ACQUISITION

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

         However, for the six months ended June 30, 1996, revenues for the two Solley's restaurants were down approximately $500,000 from the same period in 1995, which management believes may have been due in part to Solley's management's focus on the pending sale of the restaurants during that period. As a result of the decline in revenues for the six month period ended June 30, 1996, the Solley's restaurants reported a net loss from operations of $121,000 (after adjustment for certain expenses which will not be incurred in the future by the Company), which reduced the pro forma consolidated net income reported to $290,000 and reduced net income per share to $0.03 per share from $0.04 per share. The pro forma consolidated statements of operations of the Company and Solley's are not necessarily indicative of what the actual results of operations of the Company would have been, had the acquisition been completed as of January 1, 1995, nor are they necessarily indicative of what the actual results of operations of the Company will be in future periods.

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

                                                              Authority
                        Name                   For             Withheld
                        ----                   ---            ---------
                  Isaac Starkman            10,290,511          30,200
                  Guy Starkman              10,285,961          34,750
                  Jason Starkman            10,285,761          34,950
                  Paul Gray                 10,291,411          29,300
                  Stanley Schneider         10,292,011          28,700

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

                                        JERRY'S FAMOUS DELI, INC.

Date:   October 4, 1996                 By: /s/   Isaac Starkman
                                            -------------------------
                                            Isaac Starkman
                                            Chief Executive Officer and Chairman
                                            of the Board of Directors

                                        By: /s/  Christina Sterling
                                            --------------------------
                                            Christina Sterling
                                            Chief Financial Officer