Form 10-Q
period 1996-09-30
JERRYS FAMOUS DELI INC
filed 1996-11-13
CIK 948308

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D. C. 20549
                                   FORM 10-Q


(MARK ONE)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                    For the quarterly period ended September 30, 1996

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


       12711 Ventura Boulevard, Suite 400, Studio City, California 91604
       -----------------------------------------------------------------
                    (Address of Principal Executive Offices)


                                 (818) 766-8311
                     --------------------------------------
              (Registrant's Telephone Number, Including Area Code)

   -------------------------------------------------------------------------
  (Former name, former address and former fiscal year, if changed since last report)


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days.  YES    X     NO  ___


                     APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date. As of October 31, 1996, outstanding common shares totaled 10,386,250.

                   JERRY'S FAMOUS DELI, INC. AND SUBSIDIARIES

                                     INDEX

                                                                                                    Page
                                                                                                   Number

                                      PART I - FINANCIAL INFORMATION


Item 1.  Consolidated Financial Statements

         Consolidated Balance Sheets as of September 30, 1996 and December 31, 1995...............   2

         Consolidated Statements of Operations for the Three Months and Nine Months Ended
         September 30, 1996 and September 30, 1995.................................................  3

         Consolidated Statements of Cash Flows for the Nine Months Ended
         September 30, 1996 and September 30, 1995.................................................  4

         Notes to Consolidated Financial Statements................................................  5


Item 2.  Management's Discussion and Analysis of Financial Condition and
         Results of Operations

         Results of Operations.....................................................................  7

         Liquidity and Capital Resources...........................................................  9


                                        PART II - OTHER INFORMATION

Items 1. through  6................................................................................. 11

         Signatures................................................................................. 13

                   JERRY'S FAMOUS DELI, INC. AND SUBSIDIARIES

                          CONSOLIDATED BALANCE SHEETS

                                                           SEPTEMBER 30,             DECEMBER 31,
                                                               1996                      1995
                                                               ----                      ----
ASSETS

Current assets
   Cash and cash equivalents                                 $      326,094        $    7,214,412
   Accounts receivable, net                                         257,670               215,925
   Accounts receivable - related party                                   -                 16,020
   Inventory                                                        260,779               118,382
   Prepaid expenses                                                 479,321               222,650
   Preopening costs                                                 359,573                83,025
   Income taxes receivable                                          268,695                     -
   Deferred income taxes                                             11,133                44,531
                                                            ---------------       ---------------
           Total current assets                                   1,963,265             7,914,945

Property and equipment, net                                      23,170,189            10,417,601

Deferred income taxes                                               103,466               103,466
Goodwill                                                          3,288,972                     -
Other intangibles and other assets                                1,219,663               346,300
                                                            ---------------       ---------------

           Total assets                                      $   29,745,555        $   18,782,312
                                                            ===============       ===============

LIABILITIES AND EQUITY

Current liabilities
   Accounts payable                                          $    1,621,740        $    1,678,421
   Accrued expenses                                                 963,476               756,997
   Sales tax payable                                                325,320               232,050
   Income taxes payable                                                   -                79,906
   Note payable to related party                                          -             1,154,036
   Current portion of long-term debt                                124,188               125,137
   Current portion of obligations under capital leases               27,035                43,140
                                                            ---------------       ---------------
            Total current liabilities                             3,061,759             4,069,687

Long-term debt                                                    7,136,008             1,086,813
Obligations under capital leases                                      3,068                20,722
Deferred credits                                                    527,803               575,653
                                                            ---------------       ---------------
           Total liabilities                                     10,728,638             5,752,875

Minority interest                                                   357,211               263,212

Equity
   Preferred stock, 5,000,000 shares authorized,
      6,000 shares issued and outstanding                         5,537,441                     -
   Common stock, no par value, 60,000,000 shares
      authorized, 10,386,250 issued and outstanding              12,664,752            12,664,752
   Equity                                                           457,513               101,473
                                                            ---------------       ---------------
           Total equity                                          18,659,706            12,766,225
                                                            ---------------       ---------------

           Total liabilities and equity                      $   29,745,555        $   18,782,312
                                                            ===============       ===============

  The accompanying notes are an integral part of these consolidated financial statements

                   JERRY'S FAMOUS DELI, INC. AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF OPERATIONS


                                                                THREE MONTHS                          NINE MONTHS
                                                             ENDED SEPTEMBER 30,                   ENDED SEPTEMBER 30,
                                                         1996                1995                 1996              1995
                                                         ----                ----                 ----              ----
Revenues                                           $ 10,922,635          $ 6,861,524          $ 26,658,764       $ 20,887,931
Cost of sales                                         3,408,452            2,167,728             8,291,621          6,838,760
                                                   ------------         ------------          ------------       ------------
      Gross profit                                    7,514,183            4,693,796            18,367,143         14,049,171

Operating expenses
   Labor                                              4,029,901            2,246,358             9,410,169          6,971,962
   Occupancy and other                                1,535,727              994,073             3,564,756          2,986,737
   Occupancy - related party                             45,000               45,000               135,000            135,000
General and administrative expenses                     952,023              532,136             2,804,432          1,522,751
General and administrative expenses -
   related party                                              -              177,973                     -            747,155
Depreciation and amortization expenses                  718,807              233,682             1,370,874            753,365
Restaurant concept discontinuation costs                     -                     -                     -            137,396
                                                   ------------         ------------          ------------       ------------
               Total expenses                         7,281,458            4,229,222            17,285,231         13,254,366
                                                   ------------         ------------          ------------       ------------
      Income from operations                            232,725              464,574             1,081,912            794,805

Other income (expense)
   Interest income                                       11,215                   33               119,728              1,163
   Interest expense                                    (199,550)             (73,702)             (355,126)          (179,927)

   Other income, net                                      9,441                    -                23,509                  -
                                                   ------------         ------------          ------------       ------------
      Income before provision for
         income taxes and minority interest              53,831              390,905               870,023            616,041

(Provision) benefit for income taxes                     (5,900)             (49,571)             (279,900)            62,711
Minority interest                                       (39,056)             (50,617)             (170,272)          (109,399)
                                                   ------------         ------------          ------------       ------------
      Net  income                                  $      8,875         $    290,717          $    419,851       $    569,353
                                                   ============         ============          ============       ============

Net income per common share                        $       0.00                               $       0.04
                                                   ============                               ============

Weighted average shares outstanding                  10,485,472                                 10,479,317
                                                   ============                               ============

Pro forma data for 1995

   Pro forma net income per common share                                $       0.03                             $       0.05
                                                                        ============                             ============

   Pro forma common shares outstanding                                    10,386,250                               10,386,250
                                                                        ============                             ============



  The accompanying notes are an integral part of these consolidated financial statements

                   JERRY'S FAMOUS DELI, INC. AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF CASH FLOWS


                                                                     NINE MONTHS ENDED SEPTEMBER 30,
                                                                        1996                 1995
                                                                        ----                 ----
Cash flows from operating activities:
   Net income                                                       $    419,851         $   569,353
   Adjustments to reconcile net income to net cash provided by
      (used in) operating activities
      Depreciation and amortization                                    1,370,874             753,365
      Loss (gain) on sale of assets                                       (1,262)            137,396
      Minority interest                                                  170,272             109,399
      Deferred income taxes                                               33,398            (240,676)
      Changes in assets and liabilities
         Accounts receivable - related party                              16,020                   -
         Accounts receivable                                             (67,331)            (85,455)
         Inventory                                                       (67,397)             (6,851)
         Prepaid expenses                                               (256,671)           (102,490)
         Preopening costs                                               (421,504)               (545)
         Other assets                                                   (177,613)           (426,042)
         Organization costs                                              (22,971)            (13,807)
         Accounts payable                                                (56,681)         (1,265,827)
         Accrued expenses                                                206,479            (815,882)
         Sales tax payable                                                93,270             (28,814)
         Income taxes payable                                           (348,601)             (5,473)
         Deferred credits                                                (25,797)            (64,729)
                                                                    ------------        ------------

            Total adjustments                                            444,485          (2,056,431)
                                                                    ------------        ------------

            Net cash provided by (used in) operating activities          864,336          (1,487,078)
                                                                    ------------        ------------

Cash flows from investing activities:
   Acquisition of restaurants                                         (7,605,392)                  -
   Purchases of equipment and leasehold improvements                  (4,263,842)         (1,439,436)
   Additions to construction-in-progress                              (2,015,201)           (571,116)
   Purchase of building and related purchase option payments            (764,068)             (9,000)
   Disposal of transportation equipment                                   20,150                   -
                                                                    ------------        ------------

            Net cash used in investing activities                    (14,628,353)         (2,019,552)
                                                                    ------------        ------------

Cash flows from financing activities:
   Borrowings from credit facilities                                     703,165             400,000
   Payments on credit facility                                          (400,000)           (100,000)
   Borrowings on long-term debt                                        2,500,000           1,225,000
   Payments on long-term debt                                             (4,093)         (1,454,960)
   Payments and advances to related parties                           (1,128,450)           (779,195)
   Payments from related parties                                              -              802,226
   Capital lease payments                                                (34,585)            (30,393)
   Cash distributions paid to shareholders                               (21,728)            (19,602)
   Dividends paid to minority shareholders                               (76,273)            (78,399)
   Proceeds from preferred stock issuance, net                         5,537,441                   -
   Preferred stock dividends paid                                        (42,082)                  -
   Purchase of limited partner interest                                 (157,696)                  -
   Proceeds from common stock issuance, net                                    -           3,419,852
                                                                    ------------        ------------
            Net cash provided by financing activities                  6,875,699           3,384,529
                                                                    ------------        ------------
            Net decrease in cash and cash equivalents                 (6,888,318)           (122,101)

Cash and cash equivalents, beginning of period                         7,214,412             290,425
                                                                    ------------        ------------
Cash and cash equivalents, end of period                            $    326,094        $    168,324
                                                                    ============        ============

  The accompanying notes are an integral part of these consolidated financial statements

                   JERRY'S FAMOUS DELI, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


1.   BASIS OF PRESENTATION AND ORGANIZATION:

Basis of Presentation

         The accompanying consolidated financial statements of Jerry's Famous Deli, Inc. and its subsidiaries ("the Company") for the three and nine months ended September 30, 1996 and September 30, 1995 have been prepared in accordance with generally accepted accounting principles and with the instructions to Form 10-Q and Article 10 of Regulation S-X. These financial statements have not been audited by independent accountants, but include all adjustments (consisting of normal recurring adjustments) which are, in management's opinion, necessary for a fair presentation of the financial condition, results of operations and cash flows for such periods. However, these results are not necessarily indicative of results for any other interim period or for the full year. The December 31, 1995 balance sheet financial statement is derived from audited financial statements included in the Company's December 31, 1995 Form 10-K.

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

Organization


         The accompanying financial statements are comprised of the consolidated financial statements ("consolidated statements"), which consist of Jerry's Famous Deli, Inc. ("JFD--Inc."), a California corporation; JFD-Encino ("JFD--Encino"), a California limited partnership; and Pizza By The Pound, dba Jerry's Famous Pizza, a California corporation, which ceased operations in June 1995. JFD--Inc., JFD--Encino and Jerry's Famous Pizza operate or operated family oriented, full-service restaurants. These entities are collectively referred to as "Jerry's Famous Deli, Inc." or the "Company".

         JFD--Inc. and JFD--Encino include the operations of Southern California restaurants located in Studio City, Encino, Marina del Rey, West Hollywood, Pasadena and Westwood, as well as Sherman Oaks and Woodland Hills which restaurants were purchased on July 1, 1996, and Rascal House, which was purchased September 9, 1996. The Sherman Oaks restaurant has on its premises a bakery which supplies baked goods to other Jerry's Famous Deli restaurants.

         On August 30, 1996, the Company completed the sale to Yucaipa Waterton Deli Investors, L.L.C. of 6,000 shares of Series A Preferred Stock and a warrant to purchase 65,000 shares of the Company's common stock, for an aggregate gross purchase price of $6,000,100. Yucaipa is an affiliate of The Waterton Investment Group, an investment partnership formed by Ken Abdalla and Ron Burkle, Chairman of the Yucaipa Companies. The net proceeds of approximately $5,540,000 were used to purchase the Florida restaurant disclosed in the following paragraph.

         On September 9, 1996, the Company purchased for $4,934,000 Wolfie Cohen's Rascal House, a 425-seat and approximately 23,000 square foot delicatessen restaurant located in Miami Beach, Florida. It had annual revenues in 1995 of approximately $7,800,000. The purchase includes the real estate, fixtures and equipment. The Company intends to continue to operate the restaurant under the name "Wolfie Cohen's Rascal House" and to substantially retain and expand upon the menu and format of operations of the restaurant. On September 9, 1996, the restaurant closed for its annual two-week closing and on September 22, 1996, it reopened under Jerry's ownership.

         A new 9,400 square foot restaurant is under construction and is scheduled to open in early 1997 in Costa Mesa, California.

Reclassifications

         Certain amounts presented in the financial statements for prior periods have been reclassified to conform with the current presentation.

                   JERRY'S FAMOUS DELI, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


2.   INCOME TAXES

         Upon termination of the subchapter S election by the Company on January 11, 1995, deferred income taxes became an asset of the Company and was recorded in the balance sheet with a corresponding credit to the combined statement of operations. The deferred tax asset, principally resulting from temporary differences in the recognition of depreciation expense for financial statement and tax reporting purposes, as of September 30, 1996, was approximately $115,000.


3.   SUPPLEMENTAL CASH FLOW INFORMATION


                                                                                           Nine Months Ended September 30,
                                                                                                 1996                1995
                                                                                                 ----                ----
Supplemental cash flow information:
   Cash paid for:
         Interest..........................................................................  $    365,000      $   218,000
         Income taxes......................................................................  $    595,000          185,000
Supplemental information on noncash investing and financing activities:
         Increase in loan payable--related party as a result of distributions..............             -      $   795,000
         (Decrease) increase in deferred costs capitalized  to
               construction-in-progress....................................................  $    (22,000)     $    37,000
         Issuance of common stock for services rendered....................................             -      $   130,000
         Increase in long-term debt on purchase of restaurant sites........................  $  3,250,000      $ 1,011,000


4.   NET INCOME PER SHARE AND PRO FORMA DATA

         Net income per common share for the 1996 three- and nine-month periods are based on the weighted average number of common shares outstanding.

         Pro forma net income per common share for the 1995 three-and nine-month periods was calculated using net income and based on, as if, 10,386,250 shares of common stock were outstanding for all of fiscal year 1995. The pro forma shares outstanding are based on (i) 7,460,000 shares outstanding for the Company at December 31, 1994, (ii) 40,000 shares issued on January 9, 1995, per the terms of a consulting agreement, (iii) 931,250 shares sold through a private placement which was completed in March 1995 and (iv) an additional 1,955,000 shares sold through an initial public offering in October 1995.


5.   SUBSEQUENT EVENTS

         The Woodland Hills restaurant, which was purchased along with the Sherman Oaks restaurant on July 1, 1996, was closed at the beginning of October for approximately two months for remodeling, which management expects will have a negative impact on total revenues for the fourth quarter of 1996. When the restaurant is reopened the first part of December, however, it will have increased seating capacity, longer hours of operation and the full Jerry's Famous Deli menu, which management anticipates will increase revenues over its historical revenues under prior ownership. This is a forward looking statement and is subject to a number of risks, including the public's acceptance of the Jerry's Famous Deli format in the Woodland Hills location, consumer trends, competition from other local restaurants, general economic conditions and other factors.

          MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                           AND RESULTS OF OPERATIONS


GENERAL

         The following table presents for the three and nine months ending September 30, 1996 and 1995, the Consolidated Statements of Operations of the Company expressed as percentages of total revenue. The results of operations for the first nine months of 1996 are not necessarily indicative of the results to be expected for the full year ending December 31, 1996.

                                                              PERCENTAGE OF TOTAL REVENUE
                                                              ---------------------------
                                                  THREE MONTHS                        NINE MONTHS
                                              ENDED SEPTEMBER 30,                 ENDED SEPTEMBER 30,
                                              -------------------                 -------------------
                                               1996          1995                1996           1995
                                               ----          ----                ----           ----
Revenues                                      100.0%        100.0%              100.0%         100.0%
Cost of sales
      Food                                     28.2          29.3                28.2           29.9
      Other                                     3.0           2.3                 2.9            2.8
                                             ------        ------              ------         ------
Total  cost of sales                           31.2          31.6                31.1           32.7
                                             ------        ------              ------         ------
Gross profit                                   68.8          68.4                68.9           67.3

Operating expenses
      Labor                                    36.9          32.7                35.3           33.4
      Occupancy and other                      14.5          15.1                13.9           14.9
                                             ------        ------              ------         ------
         Total operating expenses              51.4          47.8                49.2           48.3
General and administrative expenses             8.7          10.4                10.5           10.9
Depreciation and amortization expenses          6.6           3.4                 5.1            3.6
Restaurant concept discontinuation costs          -             -                   -            0.7
                                             ------        ------              ------         ------
         Total expenses                        66.7          61.6                64.8           63.5
                                             ------        ------              ------         ------
Income from operations                          2.1           6.8                 4.1            3.8

Interest income                                 0.1           0.0                 0.4            0.0
Interest expense                               (1.8)         (1.1)               (1.3)          (0.9)
Other income, net                               0.1             -                 0.1              -
                                             ------        ------              ------         ------
Income before provision for income
      taxes and minority interest               0.5           5.7                 3.3            2.9

(Provision) benefit for income taxes            0.0          (0.7)               (1.0)           0.3
Minority interest                              (0.4)         (0.7)               (0.7)          (0.5)
                                             ------        ------              ------         ------

         Net income                             0.1%          4.3%                1.6%           2.7%
                                             ======        ======              ======         ======



RESULTS OF OPERATIONS

Three Months Ended September 30, 1996 Compared to Three Months Ended September 30, 1995

         Revenues for the three months ended September 30, 1996 increased $4,061,000, or 59.2%, to $10,923,000 for the 1996 quarter from $6,862,000 for the 1995 quarter. Included in this increase are revenues of approximately $4,162,000 from the five restaurants opened or purchased in 1996 and $55,000 from Guy's Place, a private bar and

          MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                           AND RESULTS OF OPERATIONS


RESULTS OF OPERATIONS (CONTINUED)

lounge,  which opened the end of September 1996 and is adjacent to the West
Hollywood restaurant.   Revenues for the same four restaurants operated during
both periods decreased slightly, approximately $149,000 or 2.2%. Of the $149,000 decrease, $98,000 occurred at the Encino restaurant which management believes is due partly to increased competition in the Encino area.

         Cost of sales, as a percentage of revenues, decreased 0.4 percentage points to 31.2% from 31.6% and decreased 0.9% excluding the Sherman Oaks bakery's from cost of sales and revenues. The cost of food, which comprises over 90% of cost of sales, decreased 1.1 percentage points, as a percentage of revenues, to 28.2% in the 1996 quarter from 29.3% in the 1995 quarter. Management attributes this decrease primarily to its continuing program of more effective buying, improved cost control and better financial liquidity since the Company's October 1995 Public Offering. A change in meat distributors and in meal preparation methods, coupled with other changes in meat prices, resulted in an over 4.0% reduction in food costs during the 1996 quarter. Beginning in August 1996, the recently-acquired bakery adjoining the Sherman Oaks restaurant began a gradual process of supplying bakery products to Jerry's Southern California restaurants. Management believes that as bakery operations become more efficient, by the end of 1996, the cost of supplying its restaurants with baked goods will be lower than previously charged by outside suppliers, which should contribute favorably to lower food costs.

         Although the third quarter cost of food decreased 1.1 percentage points, this decrease was less than the reported decreases for first two quarters of 1996. A major factor for this decrease has been a continuing overall increase in prices of dairy products, approximately 15% in the third quarter, which comprise approximately 7% of total food costs. Other cost of sales, consisting primarily of the costs of liquor and paper goods, increased by 0.7 percentage point, as a percentage of revenues, in the 1996 third quarter over the 1995 third quarter. Two significant factors for this increase were price increases in alcoholic beverages, which have increased approximately 10% in the last three to six months, and the added cost of catering services, which have been promoted and expanded since the second quarter of 1996 for the purpose of increasing restaurant revenues. As a result of the net decrease in cost of sales, gross profit improved as a percentage of revenues to 68.8% for 1996 from 68.4% for 1995.

         Total expenses, as a percentage of revenues, increased 5.1 percentage points to 66.7% for the 1996 third quarter from 61.6% for the 1995 third quarter due primarily to increases in depreciation and amortization and labor expenses.

         Depreciation and amortization expense increased approximately $485,000, or 3.2 percentage points, as a percentage of revenues, to 6.6% for
the 1996 quarter from 3.4% for the 1995 quarter.   Included in this increase is
depreciation expense of $137,000 and $94,000 for the Westwood and Pasadena restaurants, respectively, $53,000 for the two Solley's restaurants and $47,000 for the Marina del Rey restaurant site. Also included is amortization expense of $108,000 in preopening costs for the Pasadena and Westwood restaurants, which opened in 1996, and amortization expense of $37,000 of goodwill and of the covenant not to compete, both arising from the purchase of Solley's Inc.

         Operating expenses, which include all restaurant level operating costs, including, but not limited to, labor, rent, laundry, maintenance, utilities and repairs, as a percentage of revenues, increased 3.6 percentage points, as a percentage of revenues, to 51.4% for the 1996 quarter from 47.8% for the 1995 quarter. Labor increased 4.2 percentage points as a percentage of revenues to 36.9% for the 1996 third quarter from 32.7% for the 1995 third quarter. Labor expense for the two new restaurants opened and the three restaurants purchased in 1996 was 38.5% of revenues. Newly-opened restaurants commonly have higher labors costs during the first several weeks after opening. Management is working to bring the labor costs of these new restaurants into line with average labor costs for existing Jerry's restaurants.

         General and administrative expenses, as a percentage of revenues, decreased 1.7 percentage points to 8.7% in 1996 from 10.7% in 1995. Most general and administrative expenses for the 1996 third quarter decreased, even after taking into account additional labor expense due to the addition of several new positions necessary to support the Company's expanded restaurant operations, and due to added costs resulting from the Company becoming a public company.

          MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                           AND RESULTS OF OPERATIONS


RESULTS OF OPERATIONS (CONTINUED)

For the 1996 third quarter, the performance incentive bonus accrual of approximately $67,000 has been waived by the applicable three executive officers.

         The increase in interest income of approximately $11,000 in 1996 primarily represents earnings on the short-term investment of funds received
from the October 1995 Public Offering.   Interest expense increased
approximately $126,000 principally due to the financing of the Marina del Rey real property purchase in the 1996 quarter.

Nine Months Ended September 30, 1996 Compared to Nine Months Ended September 30, 1995

         Revenues increased $5,771,000, or 27.6%, to $26,659,000 for the 1996 nine-month period from $20,888,000 for the 1995 nine-month period. The five restaurants opened or purchased in 1996 contributed approximately $6,139,000 in revenues in the current year. Partially offsetting this increase were 1995 revenues of $236,000 from JFD Pizza, which closed in June 1995. Revenues for the same four restaurants operated during both nine-month periods decreased approximately $603,000, or 2.9%.

         Income from operations increased approximately $287,000, or 36.1%, to $1,082,000 for the 1996 period from $795,000 for the 1995 period, due primarily to the decrease in food costs, for the reasons described above in the quarter-to-quarter comparison, and the restaurant discontinuation costs of $137,000 incurred during the 1995 period. Total labor expense, as a percentage of revenues, increased to 35.3% for 1996 from 33.4% for 1995. Of this 1.9 percentage point increase, 1.2 percentage points is due to higher labor costs at the five recently- opened and purchased restaurants. Higher labor costs are common to new restaurants during the first several weeks after opening.

         General and administrative expenses increased approximately $534,000, or 23.5%, to $2,804,000 for the 1996 nine months from $2,270,000 for the 1995 nine months. As a percentage of revenues, general and administrative expenses decreased, 0.4 percentage points. Depreciation and amortization expense increased $618,000 or 1.5 percentage points, as a percentage of revenue, to 5.1% for 1996 from 3.6% for 1995. Included in the increase is the amortization of goodwill and the covenant not to compete for the two
Solley's restaurants, preopening costs for Pasadena and Westwood restaurants and depreciation of fixed assets on all four restaurants as well on the Marina del Rey restaurant site, totaling $637,000.

         Interest income increased approximately $119,000 to $120,000 for the 1996 period from approximately $1,000 for the 1995 period. This increase is primarily due to earnings on the short-term investment of funds received from the October 1995 Public Offering.

LIQUIDITY AND CAPITAL RESOURCES

         The Company's capital requirements are primarily for the development, construction and equipping of new restaurants. Generally, the Company leases the property and extensively remodels the existing building. Each new restaurant requires between $2,000,000 and $2,500,000 for remodeling and purchasing of equipment.

         The Company has continued its current plans for expansion with the acquisition of Rascal House restaurant and its plans to open its tenth restaurant in Costa Mesa, California, in the first quarter of 1997. During the nine months ended September 30, 1996 the Company used additional bank borrowings of $2,500,000 and proceeds from its public offering and its private offering of preferred stock to fund the $2,543,000 cash purchase of the two Solley's restaurants, the $4,934,000 cash purchase of Rascal House, the approximately $3,600,000 construction and equipping of the Pasadena and Westwood restaurants, the $764,000 cash portion of the purchase of the Marina del Rey restaurant property and $43,000 for the ongoing development of future restaurant sites, including Las Vegas, Nevada.

         In August 1996, the Company granted Waterton Management, L.L.C., options to acquire a total of 19,000 shares of Series A Preferred Stock and warrants exercisable for 205,833 shares of common stock, exercisable by Waterton or its designated affiliate(s). Yucaipa Waterton Deli Investors, L.L.C., Waterton's designee for the first option, purchased 6,000 shares of Series A Preferred Stock and a warrant for 65,000 shares of common stock on August 30, 1996. Jerry's Investors, L.L.C., Waterton's designee for the second option, purchased 6,000 shares of Series A Preferred

          MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                           AND RESULTS OF OPERATIONS


LIQUIDITY AND CAPITAL RESOURCES (CONTINUED)

Stock and a warrant for 65,000 shares of common stock and designated Waterton as the holder of the warrant, on November 8, 1996. On October 31, 1996, the Company granted an additional option to Waterton to purchase an additional 6,000 shares of Series A Preferred Stock, such that Waterton held unexercised options for 13,000 shares of Series A Preferred Stock and warrants for 75,833 shares of common stock as of November 8, 1996.

         Management believes that cash on hand, cash flow from operations, drawings on its bank lines of credit and proceeds from the November 1996 sale of preferred stock will be sufficient to finance the completion of the Costa Mesa restaurant and the remodeling of the Woodland Hills restaurant. In planning for future expansion management is investigating other sources of financing, including equity and/or debt financing. Future growth is dependent on the Company obtaining additional capital.

                          PART II - OTHER INFORMATION


Item 1.   Not applicable.

Item 2.   Changes in Securities

         On November 8, 1996, Waterton designated its affiliate, Jerry's Investors, L.L.C. ("JILLC"), to exercise its right to purchase an additional 6,000 shares of Series A Preferred Stock ("Preferred Stock") of the Company and a warrant (the "Warrant") for 65,000 shares of common stock of the Company, for an aggregate gross purchase price of $6,000,100. Waterton was designed by JILLC as the holder of the Warrant. The terms of the sale of the Preferred Stock and Warrant are set forth in a Private Securities Subscription Agreement and Registration Rights Agreement, in a form substantially identical to the Private Securities Subscription Agreement and Registration Rights Agreement used in connection with the initial purchase of 6,000 shares of Series A Preferred Stock on August 30, 1996, copies of which were filed by the Company as exhibits to a Report on Form 8-K filed with the Securities and Exchange Commission on September 4, 1996. The rights of the holders of the Preferred Stock and the Warrant purchased on November 8, 1996 are identical to the rights described in that Report. Consistent with its prior agreement with Waterton, the Company has agreed that, upon final approval from Nasdaq, the Preferred Stock purchased on November 8, 1996 may be converted into shares of Series B Preferred Stock substantially identical to the Series A Preferred Stock except that each share of Series B Preferred Stock will have voting rights equal to 109 shares of common stock.

         On October 31, 1996, the Company also granted an additional option to Waterton to purchase 6,000 shares of Preferred Stock (also convertible into Series B Preferred Stock), such that Waterton or its affiliates now have the right to purchase a total of 13,000 shares of Preferred Stock, in addition to the 12,000 shares they have already purchased as of November 8, 1996.

         The Company has further entered into a separate letter agreement with Waterton providing that, if, at the time of conversion, the market price of the Common Stock is between $6.00 and $3.00 per share and, in the reasonable opinion of Waterton's legal counsel, the conversion of Series B Preferred Stock would result in a deemed purchase of Common Stock on the conversion date at a price less than the current market value of the Common Stock at the time of conversion under Section 16(b) of the Securities Act of 1933, the Company will in good faith proceed to take all reasonable actions to obtain all necessary approvals, including any Nasdaq or regulatory approvals, for the Company to agree as follows. Notwithstanding the terms of the Series B Preferred Stock, in lieu of a like dollar amount of Common Stock, the Company will pay Waterton, if it so requests, in cash an amount equal to 17% of the market value of the Common Stock otherwise issuable upon such conversion, which cash payment may be made up to 90 days from the conversion date.


Items 3. through 5.  Not applicable.

Item 6.   Exhibits and Reports on Form 8-K.

         Exhibits

10.1 Letter Agreement dated November 5, 1996 between the Company and Waterton Management, L.L.C.

10.2 Letter Agreement dated November 4, 1996 between the Company and Waterton Management, L.L.C.

10.3 Letter Agreement dated October 31, 1996 between the Company and Waterton Management, L.L.C.

         Reports on Form 8-K

         On July 15, 1996 and September 12, 1996, respectively, a Report on Form 8-K and an Amended Report on Form 8-K were filed regarding the purchase of two delicatessen restaurants operated under the name of "Solley's" and located in Woodland Hills and Sherman Oaks, California.

         On September 4, 1996, a Report on Form 8-K was filed regarding the sale to Yucaipa Waterton Deli Investors, L.L.C. of 6,000 shares of preferred stock and a warrant.

Item 6.  Exhibits and Reports on Form 8-K

         On September 11, 1996 and October 22, 1996, respectively, a Report on Form 8-K and an Amended Form 8-K were filed regarding the purchase of a restaurant, d/b/a Rascal House, located in Miami Beach, Florida.

         On October 4, 1996, a second Amended Report on Form 8-K concerning the purchase of the "Solley's" restaurants and an Amended Report on Form 10-Q for the quarter ended June 30, 1996, were filed.

                                   SIGNATURES


         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                           JERRY'S FAMOUS DELI, INC.



Date:   November 12, 1996                   By:   /s/   Isaac Starkman
                                               --------------------------------
                                                  Isaac Starkman Chief
                                                  Executive Officer and
                                                  Chairman of the Board of
                                                  Directors



                                             By:   /s/   Christina Sterling
                                               --------------------------------
                                                  Christina Sterling Chief
                                                  Financial Officer