Form 10-K405
period 1996-12-31
JERRYS FAMOUS DELI INC
filed 1997-03-31
CIK 948308

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-K
                       THE SECURITIES EXCHANGE ACT OF 1934


[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 [FEE REQUIRED]

                   For the fiscal year ended December 31, 1996
                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 [NO FEE REQUIRED]


            For the transition period from _______________ to ______
                         Commission file number _______


                            JERRY'S FAMOUS DELI, INC.
             (Exact name of Registrant as specified in its charter)


         California                          5812                     95-3302338
(State or other jurisdiction of   (Primary Standard Industrial      (I.R.S. Employer
incorporation or organization)     Classification Code Number)   Identification Number)

                             12711 Ventura Boulevard
                                    Suite 400
                          Studio City, California 91604
                                 (818) 766-8311
               (Address, including zip code, and telephone number,
        including area code, of registrant's principal executive offices)


        Securities registered pursuant to Section 12(b) of the Act: None Securities registered pursuant to Section 12(g) of the Act: Common Stock

         Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any
amendment to this Form 10-K.  YES    X     NO    .
                                    ---       ---

         Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days. YES   X   NO    .
                                               ---    ----

         The number of shares of common stock of the Registrant outstanding as of February 29, 1997: 10,383,062 shares.

         The aggregate market value of the outstanding common stock of the Registrant held by non-affiliates of the Registrant, based on the market price at February 29, 1997, was approximately $14,541,000.

                       Documents Incorporated by Reference

         Certain portions of the following documents are incorporated by reference into Part III of this Form 10-K: The Registrant's Proxy Statement for the Annual Meeting of Shareholders to be held May 27, 1997.

                            JERRY'S FAMOUS DELI, INC.

                                     PART I

ITEM 1.  BUSINESS

THE COMPANY

         Jerry's Famous Deli, Inc. (the "Company" or "JFD") was established in 1978 to develop the Jerry's Famous Deli restaurant in Studio City, California. Three additional Jerry's Famous Deli restaurants were opened prior to 1995 in Encino, California (1989), Marina del Rey, California (1991) and West Hollywood, California (January, 1994). In 1996, two new Jerry's Famous Deli restaurants were opened in Pasadena, California (February 1996) and Westwood, California (June 1996). Also in July 1996, the Company purchased two existing restaurants and a bakery adjoining one of the restaurants in Sherman Oaks, California, which has continued to operate under the name "Solley's, and Woodland Hills, California, which was closed for renovation and reopened in December 1996 as a Jerry's Famous Deli. In September 1996, the Company purchased the real property, building and restaurant business of "Wolfie Cohen's Rascal House," a well known deli-style restaurant in Miami Beach, Florida, which the Company has operated and intends to continue to operate under the name "Wolfie Cohen's Rascal House." The Company has substantially retained and expanded upon the menu and operating format of the restaurant, but the hours of operation of the restaurant have been expanded to a 24-hour operation, and the restaurant has begun delivery service, taking call-in orders for take out, and taking charge cards, all of which were not previously done at Rascal House.

         Jerry's Famous Deli restaurants have the look and high energy feel of a theme restaurant, with Broadway as the theme and posters, pictures and colored klieg lighting creating the setting. However, the true strength of the Jerry's Famous Deli restaurants is in the execution of its extraordinary menu. JFD believes no one else has delivered a menu of over 700 items with consistency and quality in multiple locations. People come to Jerry's Famous Deli restaurants for the food, and they expect their favorite item the same way every time at every location. The Company depends heavily on repeat customers, and it emphasizes consistency, quality and cleanliness in an atmosphere acceptable to the whole family, and appealing to the very different demographics in the clientele at different times of the day. With an extensive menu, 24-hour operation and high energy ambiance, all of the nine Jerry's Famous Deli restaurants in operation at December 31, 1996 had average annualized sales of approximately $6.3 million per location for the year ended December 31, 1996.

         Management believes that the Company distinguishes itself in the restaurant business by the way it merchandises its restaurants, offering a broad menu of moderately priced food for in-store eating, take-out or on a delivered basis, including catering services, 24 hours a day, seven days a week. Each restaurant is designed with a "New York theatrical" theme featuring colored klieg lights, spotlights, and theater show posters, thereby generating a high energy yet casual ambiance which results in a unique dining experience.

         The Company's current objectives are to expand operations in Southern California and to other areas consistent with the Company's location strategy and market niche. The Company is actively reviewing additional potential locations in California, Nevada and the East Coast. See "Business -- Market Niche" and "Business -- Future Development Strategy." Management may consider additional public or private offerings of its common stock and preferred stock as well as additional debt financing to fund its future expansion efforts. There is no assurance that the Company's financial or growth objectives can be achieved or that additional capital will be available to finance the Company's business plan.
See  "Risk Factors."

         The Company is organized under the laws of the State of California. The Company's offices are located at 12711 Ventura Boulevard, Suite 400, Studio City, California 91604. Its telephone number is (818) 766-8311.

RECENT DEVELOPMENTS

         On October 20, 1995, the Company completed its initial public offering of 1,955,000 shares of Common Stock (the "Public Offering"), which resulted in net proceeds of approximately $9,235,800. The Company has used the proceeds to finance the expansion of the Company's operations, including the acquisition and renovation of the Pasadena and Westwood restaurants.

         On March 27, 1996, the Company purchased the site of its existing Marina del Rey restaurant from its landlord, for a purchase price of $3,963,510, paid $713,510 in cash and $3,250,000 in the form of a collateralized promissory note with monthly interest only payments at 9% per annum until March 27, 2001, when the entire balance is due. The Company concurrently paid an existing $1,130,000 debt owed to its principal shareholder, who in turn paid a $1,200,000 debt owed to the Marina landlord as required under the purchase agreement.

         As of March 28, 1996, the Company entered a lease agreement for a new 9,400 square foot restaurant to be located at Two Town Center, 3210 Park Center Drive, Costa Mesa, California. The restaurant is now being renovated, and is scheduled to open in May 1997.

         On August 22, 1996, the Company entered an agreement with Waterton Management, LLC ("Waterton") for the purpose of raising additional capital to support further growth. Under the agreement with Waterton, the Company granted Waterton an option, subject to certain conditions, to purchase, directly or through one or more of its affiliates, a maximum of 19,000 Series A Preferred Shares of the Company ("Series A Preferred Shares") at a purchase price of $1,000 per share and a maximum 205,833 common stock purchase warrants (the "Warrants") for nominal consideration. The Company completed the sale to Yucaipa Waterton Deli Investors, LLC ("Yucaipa") of 6,000 Series A Preferred Shares and a Warrant for 65,000 shares on August 30, 1996, resulting in net proceeds of approximately $5,537,000. On November 8, 1996, Waterton designated Jerry's Investors, LLC ("JILLC") to exercise its right to purchase an additional 6,000 Preferred Shares and a Warrant for 65,000 shares of Common Stock (as to which JILLC designated Waterton as holder), resulting in net proceeds of approximately $5,455,000. A substantial majority of the proceeds of the sale of Series A Preferred Shares was used for the acquisition of "Wolfie Cohen's Rascal House," and to renovate the Woodland Hills and Costa Mesa restaurant properties.

         Each Series A Preferred Share had a right to dividends of $80.00 per share per year, payable quarterly in arrears, in cash or shares of Common Stock. Each Series A Preferred Share had a liquidation preference of $1,000 per share, and was convertible at the option of the holder, at any time commencing ninety days following the initial issuance of shares, or was automatically converted on August 30, 1999, into Common Stock, at a conversion price equal to a 17% discount from the average market price of the Common Stock for the five days preceding the conversion, provided that the maximum conversion price was $6.00 per share and the minimum conversion price was $3.00 per share. The holders of Series A Preferred Shares had no voting rights except as required by law. However, the Company agreed to seek, and ultimately did obtain approval from Nasdaq to issue a new class of Series B Preferred Shares, into which the Series A Preferred Shares were converted in January 1997. The Series B Preferred Shares were substantially identical to the Series A Preferred Shares, except that each Series B Preferred Share had voting rights equal to 109 shares of Common Stock. The Warrants are exercisable at any time for a period of three years from issuance at an exercise price of $1.00 per share.

         On December 11, 1996, Yucaipa Waterton Deli Investors, LLC converted 2,000 shares of Series A Preferred Shares into 516,812 shares of Common Stock in accordance with the conversion formula provided in the Series A Preferred Shares. The term of the unexercised portion of the option granted to Waterton expired in December 1996.

         On March 6, 1997, Yucaipa exercised its warrant to purchase 65,000 shares of common stock.

         On March 27, 1997 , Yucaipa and JILLC notified the Company of their conversion of all of the remaining 10,000 outstanding shares of Series B Preferred Shares of the Company. Based upon the average closing bid price for the Common Stock for the five trading days prior to the conversion, the conversion price was $3.18513 per share, for a total of 3,139,594 shares of Common Stock. Concurrently with the conversion, the Company entered into a consulting agreement with Kenneth J. Abdalla, a director of the Company and managing member of Waterton, to act as the Company's Interim President and to provide advice and consultation with respect to sites to be leased or purchased, or other assets or entities to be acquired by the Company through December 1, 1998. The Company has agreed to pay Waterton a fee of $600,000 and to issue 200,000 shares of Common Stock to Mr. Abdalla, in connection with the agreement.

         In accordance with the recent position of the Securities and Exchange Commission on accounting for preferred stock which is convertible at a discount to the market price for common stock, the Company was required to take a one-time, non-cash accounting charge of $5,000,000 for a "deemed dividend" in connection with the issuance of the Series A Preferred Shares. This charge is to reflect for accounting purposes the net income (loss) and per share data applicable to the Common Stock. The charge is calculated as the conversion price discount from market price of the Company's Common Stock based on the Common Stock's market price on the date the Preferred Shares agreement was reached, rather than the actual price on the conversion date. The Company agreed to issue 6,000 Preferred Shares on August 22, 1996, when the market price was $8.625 and an additional 6,000 Preferred Shares on October 31, 1996, when the market price was $8.375. This one-time, non-cash charge does not reflect the actual value of the conversion price discount on the date of actual conversion of the Preferred Shares.

EXISTING RESTAURANTS

         The Company's nine restaurants in operation at the end of 1996 averaged approximately 7,740 square feet of dining and kitchen space and 329 seats, and feature over 700 menu items emphasizing traditional deli type fare (such as pastrami, corned beef, roast beef and turkey sandwiches, knishes, blintzes, chopped liver, lox and bagels, chicken soup, knockwurst and hot dogs), as well as an extensive assortment of pastas, salads, omelettes, fresh baked breads and desserts, burgers, chicken and steaks. Also offered is a complete line of pizzas, ranging from traditional to specialty items, such as lox pizza, chicken pizza and deli pizza. Most items, other than smoked fish and meat, are prepared on site at each restaurant. Each restaurant also provides bar service. Each restaurant contains both indoor and outdoor seating with smoking (outdoors only) and non-smoking sections.

         Annual sales for 1996 for each of the four restaurants open during all of 1996 ranged from $5.1 million for the Encino restaurant, with 302 seats, to $8.4 million for the West Hollywood restaurant, with 375 seats. Annualized sales for the five new restaurants opened or acquired during 1996 based upon sales for the months in which those restaurants were open during 1996, ranged from $3.7 million for the Sherman Oaks restaurant, with 160 seats, to $8.7 million for the Rascal House restaurant, with 375 seats. Management believes that the Company's high sales volume per restaurant, coupled with efficient cost controls, enable the Company to offer an excellent value, while permitting the Company to maintain strong operating margins. Annual sales at each of the four restaurants open during the past three years have not substantially changed over the past three years, which management believes is an indicator that the existing restaurants will not show substantial growth in per restaurant revenues. However, based upon its ability to replicate the Jerry's Famous Deli concept in Southern California, management believes that it can expand the Jerry's Famous Deli chain and continue to effectively compete in the restaurant business based upon its ability to offer its extensive menu of high quality food for moderate prices in a distinctive dining environment with superior service. To date, the Company believes that opening of new restaurants in the Los Angeles metropolitan area have not taken material amounts of business from existing restaurants.

INDUSTRY BACKGROUND

         Trade magazines estimate that 1996 restaurant industry sales were approximately $314 billion. Within the industry, the casual dining segment includes restaurants with full table service, a variety of contemporary foods, moderate prices and surroundings that appeal to families and a variety of customers. According to the January 1, 1997 issue of Restaurants and Institutions magazine, full service restaurant sales exceeded $96 billion in 1996.

MARKET NICHE

         JFD is a high quality, moderately priced, casual deli/restaurant chain. The Company believes that its unique design and decor contributes to the distinctive dining experience enjoyed by its customers. Each restaurant features a large deli style take-out counter displaying a wide range of deli meats and fare along with a baked goods display. In addition to the array of lighting, posters and decor giving the "theatrical" ambiance, each restaurant features attractive patio dining, where smoking is permitted, and strategically placed televisions, generally showing sports events, all of which add to the casual atmosphere.

         In addition, all of the Company's restaurants are open 24 hours a day, seven days a week. Twenty-four hour exposure increases patron traffic during all hours of the day and this concept will remain a significant component of JFD's overall marketing plan. The Company conducts approximately 15-20% of its business between the hours of 11 pm and 7 am. The Company maintains its own security personnel at each location.

         Management's strategy has been to open its restaurants in high profile sites within larger metropolitan areas. Management believes that the Company's commitment to providing attractive locations that stand out in major high traffic areas and a high level of customer service has been its most effective approach to attracting customers. Accordingly, the Company has historically relied primarily on word of mouth to attract new and repeat customers. Management believes that this strategy has enabled its newer restaurants to benefit from the name recognition and reputation for quality developed by existing restaurants. This advantage may be initially unavailable for locations in new metropolitan areas as the Company seeks to expand. More advertising and marketing costs may, therefore, be necessary in such areas.

         The Company seeks to distinguish itself from its competitors in the moderately priced, casual dining market segment by offering the following:

         o an extensive menu containing over 700 menu items emphasizing traditional deli type fare (such as pastrami, corned beef, roast beef and turkey sandwiches, knishes, blintzes, chopped liver, lox and bagels, chicken soup, knockwurst and hot dogs), as well as pastas, salads, omelettes, fresh baked breads and desserts, burgers, chicken and steaks. Also offered is an extensive assortment of pizzas, ranging from traditional to specialty items such as lox pizza, chicken pizza and deli pizza. All menu selections are prepared with high quality fresh ingredients based on the Company's recipes, attractively presented in generous portions at moderate prices;

         o 24 hour full menu service along with around the clock take-out service;

         o a comfortable and attractive setting, including interior and patio dining facilities, in an environment featuring extensive use of theatrical klieg light arrays and New York Broadway back-drops, highlighted by footlights and spotlights, creating a high energy ambiance in a casual setting.

          The Studio City, Marina del Rey, West Hollywood, Pasadena, Westwood and Rascal House restaurants have alcoholic beverages available at the table with meals and maintain a full-service bar at which all menu selections are available. The Encino, Woodland Hills and Sherman Oaks locations offers wine and beer service only. The availability of alcoholic beverages is intended to complement the meal service and is not a primary focus of the restaurant operations at any location. Sale of alcoholic beverages in 1996 accounted for approximately 3% of the Company's revenues.

FUTURE DEVELOPMENT STRATEGY

         The Company's growth strategy is to continue to distinguish itself with its expanded menu, updating it periodically to keep pace with changing consumer preferences and to increase revenues and profits through the addition of restaurant locations. In terms of choosing appropriate high profile sites, the Company will consider many factors, including demographic information, visibility, traffic patterns, accessibility, proximity of shopping areas, office parks and tourist attractions, competition, area growth prospects and trends.

         Future anticipated capital needs, primarily for development of restaurants, cannot be projected with certainty. The Company generally intends to seek lease locations, which could require between $2.0 million to $3.0 million per location, or $267 to $400 per square foot to build out, including renovation, furniture, fixtures, equipment, and pre-opening costs, based on historic experience and depending in part upon tenant improvement allowances. To date, the Company has relied upon bank borrowings, landlord financing and equity contributions from its shareholder and, most recently, the proceeds of the Public Offering and the sale of Preferred Shares to fund growth. The Company may consider public or private offerings of additional common stock or preferred stock to fund its future expansion plans.

         Management believes that the Company's commitment to providing attractive locations that stand out in major high traffic areas and a high level of customer service has been the most effective approach to attracting customers. Accordingly, the Company has historically relied primarily on word of mouth to attract new and repeat customers. Management believes that this strategy has enabled its newer restaurants to benefit from the name recognition and reputation for quality developed by existing restaurants. In addition to this strategy, the Company also plans to continue to use billboards and its delivery vans as additional advertising means and to conduct some local promotions. During the last three years, the Company's advertising expenditures were 1.0% or less of revenues.

         The JFD expansion strategy includes the development of new restaurants in areas without an existing delicatessen-style restaurant as well as the purchase of existing delicatessen-style restaurants in areas which have existing clientele. The acquisition of existing restaurants allows a shorter conversion time, immediate revenues, a ready pool of staffing and penetration of a market with an initial clientele in place that does not have to be lured away from a competitor.

         Management believes there are many deli restaurants in cities around the country with excellent market presence, clientele and staff, and a first or second generation ownership with no exit strategy. The Company will seek to acquire locations with cash, and stock if appropriate, to provide these owners with an exit. The Company will refurbish, expand the menu to reflect the JFD concept, and seek to maintain the existing clientele while attracting new business. Management believes it can go into these locations and immediately cut food costs by using its national vendor contracts to cut prices, using its cash position to take advantage of discounts and using its computer systems to cut waste in ordering and from other losses. Management further believes it can enhance profitability with its superior charge card processing arrangements, 24-hour operation, expanding delivery and takeout if it is not already in place and by attracting the additional clientele with the broader menu.

         Although Management believes that the above strategies will continue to be successful in proposed Southern California locations, it cannot be sure of the success of advertising strategies outside of Southern California. The Company may not initially have the "word of mouth" advertising advantage available to it in new geographic areas. In these new areas, therefore, the Company may need to establish name recognition through other advertising and marketing efforts to successfully expand. The Company may incur additional expenses in connection with such efforts.


COMPETITION

         The Company's competition includes all restaurant segments and take-out dining establishments. General trends toward in-home or fast food dining alternatives could adversely affect the Company. The Company's competition in the casual dining segment includes numerous types of dining establishments, including delicatessen style restaurants and a broad range of establishments emphasizing ethnic food, such as Chinese, Italian, and Mexican, as well as a broad range of restaurants serving general American fare, including steakhouses, seafood restaurants and broad general menus such as those served at publicly-held restaurant chains such as The Cheesecake Factory and the Daily Grill. The competition includes numerous single-facility restaurants as well as numerous restaurant chains seeking to use a common name and identity and the management efficiencies that may come with larger size restaurant chains for competitive purposes.

         Many casual dining restaurant chains in addition to the Company have become public entities, thereby allowing them greater access to capital for expansion. Large public companies which own restaurant chains provide these chains with advantages in the cost of and access to capital. An enhanced capital position and size can allow a restaurant chain to obtain access to favorable locations and better lease terms in regard to facilities and equipment, thereby enhancing its competitive position.

OPERATIONS

         RESTAURANT OPERATIONS AND MANAGEMENT

         The Company has developed and implemented systems which enable management to execute its broad menu and effectively manage its high volume restaurants. Operational procedures, controls, food line management systems and cooking styles and processes, as well as a centralized computer system at each location, have been implemented to accommodate the Company's extensive menu and high volume sales in an attempt to retain as much consistency among the restaurants as possible.

         The Company believes that its relatively high sales volume and gross margins allow it to attract and compensate high quality, experienced restaurant management and staff. Each restaurant is managed by one general manager, two managers and up to three assistant managers. Each restaurant also has one kitchen manager and one to two assistant kitchen managers. The general manager of each restaurant possesses approximately twelve years of experience in restaurant management and reports directly to the Director of Operations who, in turn, reports directly to the Chief Executive Officer.

         The Company's overall restaurant operating concept incorporates efficient, attentive, and friendly service. New servers participate in at least one week of training during which the employee works under the close supervision of the restaurant's operational management. The Company provides a comprehensive three month training period for its management personnel.

         The Company has a decentralized system of management for individual restaurants and a training system that promotes, even requires, growth. Jerry's Famous Deli restaurants are run on site by managers who place orders and handle all on site issues except those noted below. All managers have cash incentive plans based on performance of their restaurant and generally also receive stock options. The Company's high volume and 24-hour operation provides for the training of new floor and kitchen managers in every restaurant, so that each location is constantly training assistant and alternative shift managers who expect to move up as new locations are open. In addition when expanding through acquisitions, the Company obtains experienced staff. Key staff acquired in acquisitions are given intensive training in the Jerry's Famous Deli menu while the computerized point of sale system and oversight is put in place.

         The Company's main office retains functions that provide oversight and control. Contracts and pricing with national vendors are negotiated by the main office and invoices are paid at the main office. Computer systems on site at all restaurants and at the main office allow oversight of food costs and usage and labor costs at each site as a percentage of revenues are monitored constantly at the main office to flag problems very quickly. The main office also maintains responsibility for monitoring compliance with all labor laws and maintaining all insurance coverage.

         TAKE-OUT AND DELIVERY OPERATIONS

         The Company's deli take-out and delivery service is a significant and popular feature of each restaurant and is estimated by management to currently account for approximately 15% to 20% of JFD's total revenue. The take-out counters, with their displays of deli meats, other prepared foods and baked goods, are located in close proximity to the entrance of each restaurant. Therefore, upon entering the restaurant the customer can view a full array of appetizers, deli meats, salads, fish, and freshly baked breads and desserts. All menu items are available for take-out and delivery. Take- out service is available at each restaurant 24 hours a day while delivery service is typically available from 6:00 a.m. to 1:00 a.m. daily.

         PURCHASING OPERATIONS

         Key food products and related restaurant supplies are purchased from specified food producers, independent wholesale food distributors and manufacturers. The Company is not materially dependent upon any particular supplier. Each restaurant manager orders supplies directly from an approved list of vendors on an as-needed basis. This process enables the Company to take advantage of volume discounts and ensures the consistent quality of its products and supplies while enabling individual restaurant managers to be efficient in their purchasing procedures, tailored to each specific restaurant. Many supplies are purchased in an unprocessed state, since the Company's delis prepare most of their own salads and cooked items, except smoked fish and meat and other prepared foods. This system also allows the restaurants to maintain low inventory levels and ensures freshness. The 24 hour operation of the restaurants also enables waste to be kept to a minimum.

         The Company believes that the quantities of food and supplies it purchases on a centralized basis enables it to obtain and maintain the desired high quality products at the best available prices. In light of the Company's historical negative working capital, the Company was not able to take advantage of all prompt payment discounts offered by vendors until the completion of the Public Offering. Since the completion of the Public Offering, the Company has been taking advantage of those discounts, and has reduced its costs of sales as a result. See "Management's Discussion and Analysis of Financial Condition and Results of Operations--Results of Operations.

         GOVERNMENT REGULATIONS

         The Company is subject to various federal, state and local laws, rules and regulations affecting its business. Each of the Company's restaurants is subject to licensing and regulation by a number of governmental authorities, which may include alcoholic beverage control, building, land use, health and safety and fire agencies in the state or municipality in which the restaurant is located. Difficulties in obtaining or failures to obtain the required licenses or approvals could delay or prevent the development of a new restaurant in a particular area or adversely affect the operation of an existing restaurant or limit, as with the inability to obtain a liquor or restaurant license, its products and services available at a given restaurant. However, management believes the Company is in compliance in all material respects with all relevant laws, rules, and regulations, and the Company has never experienced abnormal difficulties or delays in obtaining the required licenses or approvals required to open a new restaurant or continue the operation of its existing restaurants. Management is not aware of any environmental regulations that have had or that it believes will have a material adverse effect on the operations of the Company.

         Alcoholic beverage control regulations require each of the Company's restaurants to apply to a federal and state authority and, in certain locations, municipal authorities for a license and permit to sell alcoholic beverages on the premises. Typically, licenses must be renewed annually and may be revoked or suspended for cause by such authority at any time. Alcoholic beverage control regulations relate to numerous aspects of the daily operations of the Company's restaurants, including minimum age of patrons and employees, hours of operation, advertising, wholesale purchasing, inventory control and handling, and storage and dispensing of alcoholic beverages. The Company has not encountered any material problems relating to alcoholic beverage licenses or permits to date and does not expect to encounter any material problems going forward. The failure to receive or retain, or a delay in obtaining, a liquor license in a particular location could adversely affect the Company's ability to obtain such a license elsewhere.

         The Company is subject to "dram-shop" statutes in California and Florida (and possibly in other states in the future as it expands) which generally provide a person injured by an intoxicated person the right to recover damages from an establishment which wrongfully served alcoholic beverages to such person. The Company carries liquor liability coverage as part of its existing comprehensive general liability insurance which it believes is consistent with coverage carried by other entities in the restaurant industry and should protect the Company from possible claims. Even though the Company carries liquor liability insurance, a judgment against the Company under a dram-shop statute in excess of the Company's liability coverage could have a material adverse effect on the Company. The Company has never been the subject of a "dram-shop" claim.

         Various federal and state labor laws, rules and regulations govern the Company's relationship with its employees, including such matters as minimum wage requirements, overtime and working conditions. Significant additional government-imposed increases in minimum wages, paid leaves of absence and mandated health benefits, or increased tax reporting and tax payment requirements for employees who receive gratuities, could negatively impact the Company's restaurants.

         EMPLOYEES

        As of March 1, 1997, the Company employed 1,672 employees at its nine restaurants. The Company also employs 20 persons at its corporate administrative office. Historically, the Company has experienced relatively little turnover of key management employees. The Company believes that it maintains favorable relations with its employees. There are currently no unions or collective bargaining arrangements.

         INSURANCE

         The Company maintains worker's compensation insurance and general liability coverage which it believes will be adequate to protect the Company, its business, its assets, and its operations. There is no assurance that any insurance coverage maintained by the Company will be adequate, that it can continue to obtain and maintain such insurance at all or that the premium costs will not rise to an extent that they adversely affect the Company or the Company's ability to economically obtain or maintain such insurance. In addition, punitive damage awards are generally not covered by such insurance. The Company has obtained $2,000,000 of key man life insurance on Isaac Starkman, and $1,000,000 of key man life insurance on Guy Starkman.

         TRADEMARKS AND COPYRIGHTS

         The Company has little, if any, trademark protection for the name "Jerry's Famous Deli" while the Company has a trademark with respect to "JFD." A company unaffiliated with JFD, Jerrico, Inc. ("Jerrico"), registered the service mark "JERRY'S" for use in connection with restaurants prior to its use by JFD. Another company unaffiliated with JFD, Jerry's Systems, Inc. ("Jerry's Systems"), uses the service mark in connection with submarine sandwich shops. Jerry's Systems is currently in litigation with Jerrico seeking to limit Jerrico's registration to the territories of Kentucky and Indiana. JFD and Jerry's Systems have an agreement allowing concurrent use of the service mark, with certain restrictions, for their respective businesses. Therefore, if Jerry's Systems is successful in its litigation with Jerrico, JFD should be able to proceed with its use of the service mark except in Kentucky and Indiana. However, should Jerrico prevail in the litigation, it could challenge JFD's use of the service mark.

ITEM 2.  PROPERTIES

         Leased Restaurant Properties. The Company's Sherman Oaks (Solley's) Studio City, Encino West Hollywood Westwood and Woodland Hills restaurants and the Costa Mesa restaurant under construction are all on leased premises. The Company owns the furnishings, fixtures and equipment in each of its restaurants. Existing restaurant leases have expirations ranging from 2003 through 2016 (excluding renewal options). Leases typically provide for minimum base rents rate plus a percentage of gross sales ranging from 2% to 8% above the minimum base rents, plus payment of certain operating expenses. See Note 7 of Notes to Consolidated Financial Statements for information regarding aggregate minimum rents paid by the Company for recent periods and information regarding the Company's obligation to pay minimum rents in future years. The Westwood restaurant property, as well as the Guy's Place property and three parking lots which service the West Hollywood restaurant, are leased from The Starkman Family Partnership, which is owned by the Starkman family, principally Isaac Starkman, the controlling beneficial shareholder of the Company. See "Certain Relationships and Related Transactions."

         Purchased Restaurant Properties. The Company owns the land and buildings of its Pasadena, Marina del Rey and Miami Beach restaurants.

         In April 1995, the Company purchased for $1,675,000 a new site for a Jerry's Famous Deli in the Old Town area of Pasadena, California. The Company completed construction of a 7,400 square foot building located at 42 South Delacey Street at a cost of approximately $2,894,000, and the new restaurant opened on February 20, 1996. The Company obtained a $2,000,000 loan from United Mizrahi Bank to help finance the acquisition of the property and the improvements and equipment necessary to open the restaurant as a Jerry's Famous Deli. Development costs not financed with the United Mizrahi Bank loan were paid from the net proceeds of the Public Offering.

          Management determined in March 1996 that it would be beneficial for the Company to acquire the Marina del Rey property where its Jerry's Famous Deli restaurant had been in operation since 1991, because the Marina landlord offered to provide financing in connection with the purchase, which management could not assure would be available when the lease term expired. On March 27, 1996, the Company purchased the Marina del Rey property from the Marina landlord for a total purchase price of $3,963,510, paid $713,510 in cash and $3,250,000 in the form of a collateralized promissory note payable to the Marina Landlord. The note payable to the Marina Landlord provides for interest only payments for five years at 9% per annum, and for principal and accrued interest to be paid in full on March 27, 2001. In connection with the purchase, the Company paid a $1,130,000 debt owed to its principal shareholder, Isaac Starkman, who in turn paid a $1,200,000 debt owed to the Marina landlord, as required under the purchase agreement.

         In September 1996, the Company purchased the land and building along with the business of "Wolfie Cohen's Rascal House" in Miami Beach, Florida. The purchase price for the real property was $2,350,000 and the purchase price for all of the assets of the restaurant was $2,400,000, for a total purchase price of $4,750,000. The total purchase price was paid in full at closing. The Rascal House real property consists of approximately 2.21 acres, upon which the two-story, 23,000 square foot restaurant is located. The balance of the acreage is primarily parking for the restaurant. The source of funds for the purchase was cash proceeds from the sale of Series A Preferred Shares completed on August 30, 1996.

         Leased Corporate Offices. The Company leases 7750 square feet for its corporate offices at Suites 400 and 490, 12711 Ventura Boulevard, Studio City, California.

         Future Facilities. In the future, the Company will not lease new restaurant sites or facilities from The Starkman Family Partnership or other affiliated persons or entities unless the terms of the lease have been approved by the Company's independent directors and reviewed by an independent national or regional real estate evaluation firm or commercial leasing firm and deemed, in a written opinion, as favorable as would be available from a non-affiliated third party. The Starkman Family Partnership has the ability to sell the properties it owns which are leased to the Company, and could do so at a substantial profit.

         The cost of opening a new Jerry's Famous Deli restaurant in a leased building, depending upon the location and condition of the premises, has ranged from approximately $2.0 to $3.0 million, or $267 to $400 per square foot, including renovation, furniture, fixtures, equipment, and pre-opening costs and depending in part upon tenant improvement allowances. To date, the Company has relied upon bank borrowings, landlord financing and equity contributions from its shareholder and, most recently, the proceeds of the Public Offering and the sale of Preferred Shares, to fund growth. The Company intends to rely upon financing raised in possible future debt or equity offerings, real estate financing transactions and additional lines of credit as available, to fund future expansion plans.


ITEM 3.  LEGAL PROCEEDINGS

         Restaurants such as those operated by the Company are subject to litigation in the ordinary course of business, most of which the Company expects to be covered by its general liability insurance. However, punitive damages awards are not covered by general liability insurance. Punitive damages are routinely claimed in litigation actions against the Company. Several cases are outstanding in which punitive damages have been claimed. To date the Company has not paid punitive damages in respect to any of such claims. Based upon current information, management, after consultation with legal counsel defending the Company's interests in the cases, believes the ultimate disposition thereof will not have a material effect upon either the Company's results of operations or its financial position. However, there can be no assurance that punitive damages will not be given with respect to any of such claims or in any other actions which may arise in any future action.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         No matters were submitted to a vote of shareholders in the fourth quarter of 1996.

EXECUTIVE OFFICERS

         The following table sets forth certain information concerning the Company's executive officers.


NAME                    AGE                            POSITION
----                    ---                            --------
Isaac Starkman          59    Director, Chief Executive Officer, Secretary and
                              Chairman of the Board

Christina Sterling      52    Chief Financial Officer

Guy Starkman            26    Director, Director of Operations, and Vice-President

Jason Starkman          22    Director, Management Information Systems Director,
                              Vice-President

Ami Saffron             39    Director of Development, Vice-President

         Mr. Isaac Starkman founded Jerry's Famous Deli in 1978 with his then partner, Jerry Seidman, whose interest Mr. Starkman purchased in 1984. Mr. Starkman has been Chief Executive Officer of the Company since February 1984. He has been the Chairman of the Board of Directors of the Company since the creation of the position in January 1995 and a Director of the Company since 1978. Mr. Starkman maintains a direct involvement in the day-to-day operations of the Company and is the primary architect of the Company's expansion program. In 1971, Mr. Starkman founded Aquarius Concession Co., a national theater concessionaire (whose headquarters are in New York) which he still partially owns. Mr. Starkman began his career in the food services industry in 1965 as a field manager for Ogden Foods. Mr. Starkman was born and raised in Israel where he served as a Lieutenant in the Israeli Defense Force.

         Ms. Christina Sterling has been with the Company since its inception in 1978 acting as the Controller until her promotion in November 1993 to Chief Financial Officer. Ms. Sterling reports to Mr. Starkman and heads the Company's accounting and finance departments. Between 1974 and her joining the Company, Ms. Sterling was the Controller for FACIT AB, a Swedish distributor of office machines. Prior to that Ms. Sterling served as the Controller of Fasson AB, an affiliate of Avery International Company, in Sweden. Ms. Sterling holds a B.S. degree in accounting and engineering from The National College in Sweden.

         Mr. Guy Starkman has been involved with the general operations of the Company since 1987. He became employed by the Company on a full-time basis in 1989, and has been a Director of the Company since January 1995. He has been a Director of Operations since 1989 and Vice-President of the Company since January of 1995. Mr. Starkman is generally responsible for the overall operations of the restaurants. Specifically, Mr. Starkman negotiates with vendors, reviews purchases at each restaurant, oversees the delivery fleet and participates in major personnel decisions. Mr. Starkman studied Business Administration at the University of Southern California. Guy Starkman is the son of Isaac Starkman.

         Mr. Jason Starkman has been involved with the general operations of the Company since 1989. He became employed by the Company on a full-time basis as Director of Management Information Systems in June 1992, in which position he has been directly responsible for the automation of the Company's restaurant information systems. He has been a Director and Vice-President of the Company since January 1995. Jason Starkman is the son of Isaac Starkman.

         Mr. Ami Saffron was appointed Vice President and Director of Development of the Company in June 1995. He was 50% owner and supervisor of Pizza By the Pound, Inc., dba Jerry's Famous Pizza, from 1989 to June 1995. Since May 1991 Mr. Saffron has supervised restaurant food purchases and food quality for all of the Company's restaurants.

                                     PART II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

         Since October 22, 1995, the Company's Common Stock has been traded on the Nasdaq National Market. The high and low sales prices for the Common Stock for each of the quarters beginning with the fourth quarter of 1995, as reported on the Nasdaq National Market, are as follows:

                                             High              Low
                                             ----              ---
December 31, 1995                           $8.50            $7.00
March 31, 1996                              $8.63            $7.88
June 30, 1996                               $8.63            $7.00
September 30, 1996                         $10.38            $5.63
December 31, 1996                           $9.38            $4.13



         On March 21, 1997, the closing sale price for the Common Stock reported on the Nasdaq National Market was $4.00 per share.

         As of March 21, 1997, there were 99 shareholders of the Common Stock.

DIVIDEND POLICY FOR COMMON STOCK

         The Company has not paid any dividends since its inception, except for the distribution to the shareholder of the Company upon the termination of the Company's S Corporation status and for distributions to the shareholder of the Company prior to the termination of such status of amounts equal to the federal and state income taxes incurred thereby as a result of the earnings of the Company. It is the current policy of the Company that it will retain earnings, if any, for expansion of its operations, remodeling of existing restaurants and other general corporate purposes and that it will not pay any cash dividends in respect of the Common Stock in the foreseeable future. In addition, the Company's line of credit with Bank of America requires the Bank's consent before the payment of any dividends, which consent may not be unreasonably withheld.

ITEM 6.  SELECTED CONSOLIDATED FINANCIAL DATA

         The selected financial data presented below are derived from the consolidated December 31, (1996 and 1995) and combined (1994, 1993 and 1992) financial statements (hereafter "consolidated financial statements") of the Company, which have been audited by Coopers & Lybrand L.L.P., independent accountants. The selected consolidated financial data should be read in conjunction with the Consolidated Financial Statements and related notes thereto and "Management's Discussion and Analysis of Financial Condition and Results of Operations" included elsewhere in this report.

                                                                       Year Ended December 31,
                                                                       -----------------------
                     Description                   1996           1995          1994          1993            1992
                     -----------                   ----           ----          ----          ----            ----
                                            (Dollars in thousands except Earnings Per Share and Restaurant Operating Data)
INCOME STATEMENT DATA:
Revenues                                          $40,160      $28,030        $28,649        $20,620         $20,921
Cost of sales                                      12,480        9,168         10,019          7,263           7,605
                                                  -------      -------        -------        -------         -------
Gross profit                                       27,680       18,862         18,630         13,357          13,316

Operating expenses                                 19,951       13,634         13,689         10,267          10,147

General and administrative expenses                 4,180        2,924          2,494          1,917           1,820

Restaurant concept discontinuation costs                -          137              -              -               -
Depreciation and amortization expenses              2,114          977          1,152            778             675
                                                  -------      -------        -------            ---         -------

Income from operations                              1,435        1,190          1,295            395             674
Interest expense, net                                (366)        (110)          (222)          (117)           (137)
Other, net                                           (206)        (111)          (138)            77             (86)
                                                  -------        -----        -------        --------        --------
Income before income taxes                            863          969            935            355             451
Income tax provision                                 (284)        (187)           (22)           (19)            (10)
                                                  -------      -------        -------        -------         -------

Net income                                        $   579      $   782        $   913           $336            $441
                                                  -------      =======        =======        =======         =======
    Preferred stock:
        Cash dividends paid or accrued               (227)
        Accounting deemed dividend(4)              (5,000)
                                                  -------
                                                   (5,227)
                                                  -------
Net loss applicable to common stock               $(4,648)
                                                  =======
Net income (loss) per share
    Net income                                    $  0.06
                                                  -------
    Preferred stock:
        Cash dividends paid or accrued              (0.02)
        Accounting deemed dividend(4)               (0.48)
                                                  -------
                                                    (0.50)
                                                  -------
Net loss per share, applicable to common stock    $ (0.44)
                                                  =======
Weighted average common shares outstanding     10,495,010

PRO FORMA DATA(1):

Pro forma net income per common share                            $0.08
                                                                 =====
Pro forma common shares outstanding                         10,386,250

RESTAURANT OPERATING DATA(2):
For restaurants open for the full year:
    Average sales per restaurant               $6,842,542   $6,922,618     $7,027,555     $6,699,991      $6,795,517
    Average sales per seat                        $19,221      $19,494        $20,104        $19,659         $19,944
    Average sales per square foot                    $939         $950           $964           $901           $914
    Total number of restaurants open
      for the full year                                 4            4              4              3               3
Total restaurants open at end of year                   9            4              4              3               3

                                                                                        Year Ended December 31,
                                                                                        -----------------------
                     Description                            1996           1995          1994          1993            1992
                     -----------                            ----           ----          ----          ----            ----
                                                      (Dollars in thousands except Earnings Per Share and Restaurant Operating Data)
BALANCE SHEET DATA (END OF YEAR):

Working capital (deficit)                                         $103       $3,845        $(4,911)       $(4,215)        $(1,208)
Total assets                                                   $36,563      $18,782         $7,541         $7,080          $5,030
Total debt (including current portion)                          $6,559       $2,430         $2,275         $2,815            $749
Minority interest(3)                                              $441         $263           $188           $192            $372
Equity                                                         $23,624      $12,766           $147           $172          $1,598


(1) Pro forma net income per common share was calculated using net income and based on as if the 10,386,250 shares of common stock were outstanding for all of fiscal year 1995. The pro forma shares outstanding are based on (i) 7,460,000 shares outstanding at December 31, 1994, (ii) 40,000 shares issued on January 9, 1995, per the terms of a consulting agreement, (iii) 931,250 shares sold through a private placement completed in March 1995 and (iv) an additional 1,955,000 shares sold in the Public Offering in October 1995.

(2) Determined as total sales divided by the number of all restaurants open for the full period, total seats, and total square feet. Three restaurants were open for the full year in 1992, 1993 and 1994, and four for the full year in 1995 and 1996. However, the West Hollywood restaurant, which opened on January 18, 1994, has been included in the Restaurant Operating Data for 1994 as if it were open for the entire year. Total seats is based upon the typical seating configuration of each restaurant. Seating configurations in each restaurant are subject to change. Square foot data for 1996 is based on approximate square feet for the kitchen and dining room area.

(3) The minority interest represents the other limited partners' and the other general partner's interest in the Encino restaurant. The minority interest share represents the other limited partners' 67.45% share and the other general partner's 5% share of accumulated net income or loss and dividends.

(4) In 1996, in accordance with the recent Securities and Exchange Commission position regarding accounting for Preferred Stock which is convertible at a discount from market price for Common Stock, the Company has reflected an accounting "deemed dividend." This accounting deemed dividend, which relates to the issuance of the Preferred Stock which has been reflected in the third and fourth quarters, is a non-cash, non-recurring accounting entry for determining income (loss) applicable to common stock and income (loss) per share.

         If such Preferred Stock were converted as of January 1, 1996 the pro forma net income applicable to Common Stock and net income per share are as follows:

                                                      Historical           Pro Forma
                                                      Year Ended           Year Ended
                                                   December 31, 1996    December 31, 1996
                                                   -----------------    -----------------
Net income                                            $   578,713          $   578,713
                                                      -----------          -----------
Preferred stock:
  Cash dividends paid or accrued                          (226,648)
  Accounting deemed dividends                           (5,000,000)
                                                       ===========
                                                        (5,226,648)
                                                       -----------         -----------
Net income (loss) applicable to
  common stock                                         $(4,647,935)        $   578,713
                                                       ===========         ===========
Net income (loss) per share
  Net income                                           $      0.06         $      0.04
                                                       -----------
  Preferred stock
    Cash dividends paid or accrued                           (0.02)
    Accounting deemed dividends                              (0.48)
                                                       -----------
                                                             (0.50)
                                                       -----------         -----------
Net income (loss) per share applicable
  to common stock                                      $     (0.44)        $      0.04
                                                       ===========         ===========

Weighted average common stock outstanding               10,495,010          14,151,416
                                                       ===========         ============

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

         The following discussion and analysis of the Company's combined financial condition and results of operations for the fiscal years ended December 31, 1996, 1995 and 1994 should be read in conjunction with the Company's consolidated financial statements and related notes thereto included elsewhere in this report.

GENERAL

         Statements contained herein that are not historical facts are forward looking statements. Important factors which could cause the Company's actual results to differ materially from those projected in, or inferred by, forward looking statements are (but are not necessarily limited to) the following: the impact of increasing competition in the moderately priced, casual dining segment of the restaurant industry; changes in general economic conditions which impact consumer spending for restaurant occasions; unforeseen events which increase the cost to develop and/or delay the development and opening of new restaurants; unexpected increases in the cost of raw materials, labor and other resources necessary to operate the restaurants, including without limitation the recent increase in the minimum wage; the amount and rate of growth of general and administrative expenses associated with building a strengthened corporate infrastructure to support the development and operation of new restaurants; the availability, amount, type and cost of financing for the Company and any changes to that financing; the revaluation of any of the Company's assets (and related expenses); and the amount of, and any changes to, tax rates. For further information, see the Company's Prospectus dated October 20, 1995 and periodic and other reports filed by the Company with the Securities and Exchange Commission.

         The Company's revenues are derived primarily from food and beverage sales at its nine restaurants. In the latter part of 1996, the Company began developing its catering business in many of its restaurants which should contribute to increasing revenues in future quarters. The Company operated four restaurants in 1995 and 1994, and three restaurants in 1993. A fifth restaurant was opened in February 1996 in Pasadena, California, and a sixth restaurant was opened in June 1996, in Westwood, California. The Company acquired two additional restaurants operating as Solley's Delis, including one in Sherman Oaks with an adjacent bakery, and one in Woodland Hills, on July 1, 1996. The Sherman Oaks restaurant has continued operating since its acquisition under the name "Solley's," but was moderately renovated, its hours of operation extended to 24 hours and its menu expanded and the bakery now produces a substantial amount of the baked goods for all of the Company's Southern California restaurants. The Woodland Hills restaurant was closed for two months for renovation and conversion to a Jerry's Famous Deli restaurant, and reopened in December 1996. The Company also acquired Wolfie Cohen's Rascal House ("Rascal House") in Miami Beach, Florida in September 1996, and continues to operate that restaurant as Rascal House. A tenth restaurant is under development and is scheduled to open in the second quarter of 1997. As a result of these transactions, the Company owns the following restaurants, except the Encino restaurant in which it owns a general partner's and a limited partner's interest:


        Location                     Date Acquired or Opened
        --------                     -----------------------
Studio City, CA                          November 1, 1978
Encino, CA                                July 25, 1989
Marina del Rey, CA                        July 23, 1991
West Hollywood, CA                       January 18, 1994
Pasadena, CA                            February 20, 1996
Westwood, CA                               June 18,1996
Woodland Hills, CA  ("Solley's")           July 1, 1996*
Sherman Oaks, CA ("Solley's")              July 1, 1996
Miami Beach, FL ("Rascal House")        September 9, 1996


*Closed for renovation in October and November and reopened in December 1996 as a Jerry's Famous Deli.

         The Company's expenses consist primarily of food and beverage costs, operating costs (consisting of salaries, rent and occupancy expenses), general and administrative expenses and depreciation and amortization expenses.

         Certain preopening costs, including direct and incremental costs associated with the opening of a new restaurant, are amortized over a period of one year from the opening date of such restaurant. These costs include primarily those incurred to train a new restaurant management team and the food, beverage and supply costs incurred to perform testing of equipment, concept systems and recipes. As of December 31, 1996, 1995 and 1994, unamortized preopening costs incurred in connection with the opening or remodeling of new restaurants were approximately $550,000, $83,000 and $92,000, respectively.

         The Company owns both the land and the building for its restaurants located in Marina del Rey (purchased in March 1996), Pasadena and Miami Beach; all other restaurant locations are leased. All the Company's restaurants except the Encino restaurant are wholly-owned. The Encino restaurant is owned and operated through JFD-Encino, a limited partnership of which a wholly-owned subsidiary of the Company is the 80% co-general partner and a 7.55% limited partner. The general partners of JFD-Encino are entitled to 25% of the net income, loss or dividends of the Encino restaurant, and the limited partners are entitled to the remaining 75% until the limited partners have received the return of 100% of their capital plus a cumulative return of 10% per annum. After payout of the limited partners' initial contributed capital, the general partners are entitled to 65% of the net income or loss of the Encino restaurant, and the limited partners are entitled to the remaining 35%. The Company consolidated the financial statements of the Encino restaurant and separately stated the effect of minority interest in the Consolidated Balance Sheets and Consolidated Statements of Operations based upon the Company's operating control of the Encino restaurant.

         The Company ceased operations of its Jerry's Famous Pizza restaurant on June 25, 1995. As a result, the Company recorded a charge of approximately $137,000 for disposal of related assets. Included in the Consolidated Statement of Operations for the year ended December 31, 1995 are revenues from Jerry's Famous Pizza of $236,000 and a net operating loss of $259,000, which includes the restaurant concept discontinuation costs.


RESULTS OF OPERATIONS

         The following table presents for the last three fiscal years the Consolidated Statements of Operations of the Company expressed as percentages of total revenue.

                                                          PERCENTAGE OF TOTAL REVENUE
                                                          ---------------------------
                                                            YEARS ENDED DECEMBER 31,
                                                            ------------------------
                                                     1996                 1995              1994
                                                    ------               ------            ------
Revenues                                            100.0%               100.0%            100.0%
Cost of sales
         Food                                        28.2                 30.1              31.7
         Other                                        2.9                  2.6               3.3
                                                    -----                -----             -----
Total cost of sales                                  31.1                 32.7              35.0
                                                    -----                -----             -----
Gross profit                                         68.9                 67.3              65.0
                                                    -----                -----             -----
Operating expenses
         Labor                                       36.0                 33.4              33.1
         Occupancy and other                         13.6                 15.2              14.7
                                                    -----                -----             -----
Total operating expenses                             49.6                 48.6              47.8
General and administrative expenses                  10.4                 10.4               8.7
Depreciation and amortization                         5.3                  3.5               4.0
Restaurant concept discontinuation costs             --                    0.5              --
                                                    -----                -----             -----
Total expenses                                       65.3                 63.0              60.5
                                                    -----                -----             -----
Income from operations                                3.6                  4.3               4.5
Interest income                                       0.3                  0.2              --
Interest expense                                     (1.3)                (0.6)             (0.8)
Gain on sale of assets and other                      0.2                  0.2              --
                                                    -----                -----             -----
Income before provision for income taxes and
  minority interest                                   2.8                  4.1               3.7
Provision for income taxes                           (0.7)                (0.7)             (0.1)
Minority interest                                    (0.7)                (0.6)             (0.4)
                                                    -----                -----             -----
Net income                                            1.4%                 2.8%              3.2%
                                                    =====                =====             =====

FISCAL YEAR 1996 COMPARED TO FISCAL YEAR 1995

         Income before provision for income taxes and minority interest decreased approximately $8,000, or 0.7%, to approximately $1,141,000 for 1996 from approximately $1,149,000 for 1995, while net income decreased approximately $204,000, or 26.0% for 1996. The implementation of the Company's expansion plan during 1996, which resulted in doubling the number of restaurants from four to nine in one year, had a significant temporary impact on the Company's earnings for 1996. This impact was due to three factors which impact the first year of each new restaurant's operations. First, when a new restaurant opens, it takes several months for a customer use pattern to develop, during which time the Company incurs relatively higher labor and food costs; after customer use patterns are developed, the restaurant can be staffed, and food supply prepared, consistent with these patterns. Second, preopening expenses, such as training and food supply costs to perform testing of equipment, are amortized over the first twelve months after opening each new restaurant. Third, Jerry's Famous Deli restaurants have relatively high fixture and restaurant equipment costs, which are necessary to create the atmosphere and expansive menu which are the highlights of the Jerry's Famous Deli concept, and which are depreciated over a period of five years.

         Notwithstanding the effect of new restaurant openings on earnings, management believes that, if the proper locations have been selected, the new restaurant openings will create significant opportunities for increasing operating cash flow and future earnings. Management believes that the new restaurant locations opened in 1996 present very attractive opportunities for growth in the Company's core market of Southern California. Although the opening of two of the new locations (Woodland Hills and Westwood) had some impact on same store sales of two existing locations (Encino and West Hollywood), management believes that the opportunities presented in the new locations will outweigh the relatively small negative impact on existing stores.

         Total revenues increased approximately $12,130,000, or 43.3%, to approximately $40,160,000 for 1996 from approximately $28,030,000 for 1995. Included in this increase are revenues of approximately $12,440,000 from the five new restaurants and the bakery opened or purchased in 1996. Also, Guy's Place, a private bar and cigar lounge adjoining and operated as a part of the West Hollywood restaurant, which opened at the end of September 1995, contributed an additional $182,000 in 1996 over 1995. Comparable restaurant sales decreased approximately $390,000 or 1.4% for 1996. Generally, the decrease was due to increased competition.

         Cost of sales, which includes the cost of food, beverages and supplies, increased approximately $3,312,000, or 36.1%, to approximately $12,480,000 in 1996 from approximately $9,168,000 in 1995, primarily from sales at the new restaurants, but, as a percentage of revenues, decreased 1.6 percentage points, to 31.1% in 1996 from 32.7% in 1995. Most significantly, the cost of food, which comprises over 90% of cost of sales, decreased as a percentage of sales to 28.2% from 30.1% in 1995 and 31.7% in 1994. Management attributes this decrease in food costs primarily to its continuing program of more effective buying, improved cost control and better financial liquidity since the Company's October 1995 initial public offering, which allows the Company to take advantage of vendor discounts for prompt or early payments. As a result of decreased cost of sales, gross profits improved 1.6 percentage points, to 68.9% in 1996 from 67.3% in 1995.

         Operating expenses, which include all restaurant level operating costs, including but not limited to, labor, rent, laundry, maintenance, utilities and repairs, increased approximately $6,316,000, or 46.3%, to approximately $19,950,000 in 1996 from approximately $13,634,000 in 1995. As a percentage of revenues, total operating expenses increased 1.0 percentage points, to 49.6% of revenues in 1996 from 48.6% of revenues in 1995. Labor costs, the largest component of operating expenses, increased 2.6 percentage points to 36.0% of revenues in 1996 from 33.4% of revenues in 1995, primarily due to temporary increases in labor costs at the five new restaurants opened or acquired in 1996. Labor expenses for the five new restaurants (excluding the bakery) were approximately 38.8% of revenues for these new locations, compared to labor expenses of 33.5% of revenues for the four existing restaurants. Although rent expense, the next largest component of operating expenses, increased by approximately $311,000 in 1996, as a percentage of revenues, it decreased 1.0 percentage point, to 4.9% in 1996 from 5.9% in 1995. The opening of the Pasadena and Miami Beach restaurants, where the Company owns the real property, and the purchase of the Marina del Rey restaurant property which the Company formerly rented, have decreased rent expense while increasing depreciation expense for 1996.

         General and administrative expenses increased approximately $1,256,000, or 43.0%, to approximately $4,180,000 in 1996 from approximately $2,924,000 in 1995, but, as a percentage of revenues, showed no change from 1995. Major components of the increase included approximately $364,000 of additional costs related to the Company's change in status from a private to a public company, including the audit and legal fees, public relations and other costs of the Company's first Annual Report on Form 10-K and first Annual Report to Shareholders, first Proxy Statement, first Annual Meeting and Quarterly Reports on Form 10-Q; additional labor expense of approximately $269,000 resulting from the addition of several new positions necessary to support the Company's expanded restaurant operations and public reporting; performance incentive bonus of approximately $230,000 paid to Isaac Starkman, Guy Starkman and Jason Starkman; and an approximate $226,000 increase in insurance expense, due primarily to increased liability coverage on the new and existing restaurants and on key officers and directors. The approximately $137,000 restaurant concept discontinuation costs in 1995 arose from the closure of Jerry's Famous Pizza restaurant in June 1995.

         Depreciation and amortization expense increased approximately $1,138,000, or 116.5%, to approximately $2,114,000, or 5.3% of revenues, in 1996 from $977,000, or 3.5% of revenues, in 1995, primarily due to the acquisition or opening of the Pasadena, Marina del Rey and Miami Beach restaurants where the Company owns the real property, and the purchase of leasehold improvements and equipment for all five new restaurants opened in 1996. Amortization expense increased approximately $389,000 to approximately $405,000 in 1996 from approximately $16,000 in 1995, which includes approximately $283,000 from the amortization of preopening costs of the new restaurants and approximately $108,000 from the amortization of goodwill and covenants not to compete in connection with the acquisition of the Sherman Oaks, Woodland Hills and Rascal House restaurants.

         The $77,000 increase in interest income in 1996 over 1995 arose mostly from temporary investments of the proceeds from the initial public offering. Minority interests, which increased approximately $99,000 in 1996, represent the interests of the limited partners and the co-general partner in the Encino restaurant.

FISCAL YEAR 1995 COMPARED TO FISCAL YEAR 1994

         The Company's income before income taxes increased $34,000, or 3.6%, to $969,000 in 1995 from $935,000 in 1994. However, because the Company converted from an S corporation to a C corporation in January 1995, the provision for income taxes increased $165,000 to $187,000 for 1995 from $22,000 for 1994. The increase in income taxes principally resulted in a $129,000, or 14.1% decrease in net income to $783,000 in 1995 from $913,000 in 1994.

         Income from operations decreased $105,000, or 8.1%, to $1,190,000 in 1995 from $1,295,000 in 1994. This included nonrecurring restaurant concept discontinuation costs of $137,000 incurred in 1995 in connection with the discontinuation of Jerry's Famous Pizza.

         Although total revenues decreased $619,000, or 2.2%, in 1995 from 1994, $301,000 of this amount resulted from only six months of sales from Jerry's Famous Pizza restaurant, which was closed in June 1995. The West Hollywood restaurant, which opened in mid-January 1994, reflected an increase of $820,000 in sales, due in part to $104,000 in sales from the September 1995 opening of Guy's Place adjacent to the restaurant and from the eighteen fewer days the restaurant was opened in 1994.

         The Studio City and Encino restaurants incurred decreases of $726,000 and $357,000, respectively, in 1995 sales over the prior year. Management believes these decreases in 1995 sales were primarily due to the unusually high sales in the first six months of 1994 as a result of the 1994 earthquake centered in the San Fernando Valley area of Los Angeles, where the Studio City and Encino restaurants are located. Initially, the earthquake reduced sales of the Company, because the Studio City restaurant was closed for three days and the Encino restaurant was closed for two days during this period. The net financial impact of such reduced sales was offset to some degree by proceeds from business interruption insurance. On the other hand, in subsequent weeks, the closure of many competitive restaurants and damage to area residents' kitchens are believed by management to have temporarily increased sales for the period resulting in unusually high sales in the first quarter of 1994.

         Cost of sales, which includes the cost of food, beverages and supplies, decreased $851,000, or 8.5%, to $9,168,000 in 1995 from $10,019,000 in 1994.
Most significantly, the cost of food, which comprises over 90% of cost of sales, decreased as a percentage of sales to 30.1% from 31.7%. Management believes that this decrease in food costs primarily resulted from more effective buying, improved cost control and better financial liquidity since the Company's October 1995 Public Offering, which allowed the Company to take advantage of vendor discounts for prompt or early payments. As a result of decreased cost of sales, gross profits improved to 67.3% in 1995 from 65.0% in 1994.

         Beginning fiscal year 1995, management reclassified restaurant costs for delivery vehicles, displays within individual restaurants, security services and telephone from general and administrative expenses to operating expenses on the basis that they are more closely identifiable with direct costs of restaurant operations. Accordingly, approximately

$270,000 and $174,000 have been reclassified for fiscal years 1994 and 1993, respectively. The result of this reclassification did not affect income from operations in the Consolidated Statements of Operations.

         Operating expenses include all restaurant level operating costs, including, but not limited to, labor, rent, laundry, maintenance and cleaning, utilities and repairs. These expenses decreased $55,000, or .4%, to $13,634,000 in 1995 from $13,689,000 in 1994. Labor costs, the largest component of operating expenses, increased to 33.4% of sales in 1995 from 33.1% of sales in 1994, even though they decreased $114,000 in 1995 from the prior year. Rent expense, the next largest component, decreased $133,000 in 1995. A major factor for this decrease is that restaurant rent payments above the minimum base rent are generally based on restaurant sales. Decreased sales for 1995 at the Studio City and Encino restaurants decreased rent expenses approximately $60,000 and $36,000, respectively. Also, the June 1995 closure of Jerry's Famous Pizza contributed $21,000 of the decrease in rent expense.

         General and administrative expenses increased $430,000, or 17.2%, to $2,924,000 in 1995 from $2,494,000 in 1994. Major components of this change were a $398,000 increase in officers salaries and related payroll taxes and an $84,000 increase in insurance expense, due primarily to higher liability coverage on the restaurants and a new life insurance policy on key officers. It should be noted that Mr. Isaac Starkman's base salary increased from $525,000 in 1994 to an annualized base salary of $800,000 per year until the closing of the Public Offering in October of 1995, when his base salary was reduced to $390,000 per year. This accounted for $228,000 of the increase in officer salaries in 1995. Mr. Starkman's base salary will remain at $390,000 for 1996.

         The $137,000 restaurant concept discontinuation costs arose from the closure of Jerry's Famous Pizza restaurant in June 1995, as mentioned earlier in this discussion.

         Depreciation and amortization expense decreased $175,000, or 15.2%, to $977,000 in 1995 from $1,152,000 in 1994. This decrease was primarily due to decreases of $91,000 in amortization expense of West Hollywood restaurant's preopening costs and $47,000 in depreciation expense for Jerry's Famous Pizza.


EFFECT OF TERMINATION OF SUBCHAPTER S ELECTION

         As an S corporation until January 11, 1995, the Company's shareholder, not the Company, paid federal income taxes. In addition, the Company's shareholder paid California state income taxes on the profits of the Company and the Company paid California state income taxes on its profits at a significantly reduced rate. On January 11, 1995, the Company became a C corporation, liable for federal income taxes and California state income taxes at a significantly higher rate. If the Company had been subject to federal income tax for 1994, for example, management estimates that earnings would have been reduced by approximately $383,000 as a result of a provision for such federal and California state income taxes. Taxation as a C corporation will generally decrease net income as a result of the tax expense on a going forward basis.

BUSINESS OUTLOOK

         The Company does not believe that its existing restaurants can show substantial growth in per restaurant revenues. Therefore, Management believes that any significant sales growth will have to come from additional restaurants.

         The Company continues to search for prime locations appropriate for its customer base and to develop them into restaurants, both in the Southern California area and outside of it while continuing to provide quality food and service in its existing restaurants.

LIQUIDITY AND CAPITAL RESOURCES

         The Company historically has operated with little or no working capital, but it does not have significant inventory or trade receivables and customarily receives several weeks of trade credit in purchasing food and supplies. For several years prior to the 1995 Public Offering, the Company had working capital deficiencies, resulting primarily from its policy of paying cash advances and salaries to Isaac Starkman and cash dividends to the shareholder of the Company that represented substantially all of the cash flows.

         Since the completion of the 1995 Public Offering, the policy of the Company has been to reinvest positive cash flow for restaurant development and general working capital. Net cash flow from operating activities improved to approximately $3,437,000 for 1996 from approximately $141,000 and approximately $2,850,000 for 1995 and 1994, respectively. In 1996, additions of approximately $2,114,000 in depreciation and amortization expense and $2,372,000 in accounts payable and accrued expenses were major components of net cash provided by operations. In contrast, in 1995, the Company used approximately $1,737,000 to pay down certain accounts payable and accrued expenses, while it added approximately $977,000 in depreciation and amortization expense. These two operating categories account for a net difference of approximately $5,247,000 in net cash flow from operating activities in 1996 from 1995. In the future, the Company intends to continue to use any positive cash flow for restaurant development and general working capital. Because funds available from cash sales are not needed immediately to pay for food and supplies or to finance receivables or inventory, they could be used for capital expenditures.

         Prior to the 1995 Public Offering, the Company financed its expansion from bank borrowings, cash flow and a private placement in January 1995 which was primarily used to pay off a bank debt and trade payables. The Company has used the additional capital raised in the 1995 Public Offering primarily for the development and construction of new restaurants.

         The purchase and renovation of the Pasadena restaurant property, which opened in February 1996, was funded through proceeds from a $1,219,000 loan from United Mizrahi Bank. This loan, which has been reduced to a balance of $895,000 at December 31, 1996 as a result of monthly payments of principal and a paydown with funds from proceeds from the sale of preferred stock, bears interest at the bank's reference rate plus 1.5% (with a minimum rate of 10%) and matures in April 1998.

         The March 1996 purchase of the Marina del Rey restaurant property from the landlord was funded primarily through a $3,250,000 note from the landlord. It is collateralized by the property, requires interest only payments at an interest rate of 9% until maturity, and is due in March 2001.

         The purchase of the two Solley's Deli restaurants in Sherman Oaks and Woodland Hills was funded from a $2,500,000 draw on a line of credit from Bank of America. In September 1996, this credit line was converted into a term loan, which bears interest at the bank's reference rate plus 1.5% (9.75% per annum at December 31, 1996) and is due in March 2002.

         In August and November 1996, the Company issued a total of 12,000 Preferred Shares, resulting in net proceeds of approximately $10,992,000. A substantial majority of the proceeds from the sale of the Preferred Shares was used for the acquisition of Rascal House and for the renovation of the Woodland Hills restaurant, the construction of the Costa Mesa restaurant and a paydown of the United Mizrahi Bank loan.

         The Company has a revolving line of credit in the aggregate amount of $965,000 from United Mizrahi Bank, which terminates in April 1998. The line bears interest at the bank's reference rate plus 1.50%, with a minimum rate of 10.0%. Interest on the credit line is payable monthly. Prepayments are permitted at any time without penalty. Borrowings under the credit line are secured by the fixtures and equipment of the Pasadena restaurant.

         Management believes that cash on hand, cash flow from operations and its available credit line will be sufficient to finance the completion of the Costa Mesa restaurant and operation of the Company's existing restaurants. Future anticipated capital needs, primarily for development of new restaurants, cannot be projected with certainty. Additional capital expenditures will be required as new locations are added. The Company generally intends to seek leased locations, which could require renovation expenditures of between $2.0 million and $3.0 million per location, or $267 and $400 per square foot, including renovation, furniture, fixtures, equipment, and pre-opening costs, based on historic experience and depending in part upon tenant improvement allowances.

IMPACT OF INFLATION

         Impact of inflation on food, labor and occupancy costs can significantly affect the Company's operations. Many of the Company's employees are paid hourly rates related to the federal minimum wage which has been increased numerous times and remains subject to increase. Management believes that food costs as a percentage of revenues have been essentially stable due to, among other things, procurement efficiencies and menu price adjustments. Building costs, taxes, maintenance and insurance costs which continue to increase all have an impact on the Company's operating expenses and occupancy costs. Management believes the current practice of maintaining operating margins through, among other things, a combination of cost controls, careful evaluation of property and equipment needs, efficient purchasing practices and menu price increases is its most effective tool for coping with inflation.

SEASONALITY

         The Company's results of operations have not been materially affected by seasonality.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

                          INDEX TO FINANCIAL STATEMENTS

                                                                           Page
                                                                           ----
Reports of Independent Accountants .......................................   23

Consolidated Balance Sheets as of December 31, 1996 and 1995..............   24

Consolidated Statements of Operations for the years
     ended December 31, 1996, 1995 and 1994...............................   25

Consolidated Statements of Equity for the years
     ended December 31, 1996, 1995 and 1994...............................   26

Consolidated Statements of Cash Flows for the years
     ended December 31, 1996, 1995 and 1994...............................   27

Notes to Consolidated Financial Statements................................   28

                       REPORT OF INDEPENDENT ACCOUNTANTS


To the Stockholders and Board of Directors of Jerry's Famous Deli, Inc.:

We have audited the accompanying consolidated balance sheets of Jerry's Famous Deli, Inc. as of December 31, 1996 and 1995 and the related consolidated statements of operations, equity and cash flows for each of the three years in the period ended December 31, 1996. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Jerry's Famous Deli, Inc. as of December 31, 1996 and December 31, 1995 and the results of their operations and their cash flows for each of the three years in the period ended December 31, 1996 in conformity with generally accepted accounting principles.


                                COOPERS & LYBRAND L.L.P.


Los Angeles, California
March 27, 1997

                            JERRY'S FAMOUS DELI, INC.
                           CONSOLIDATED BALANCE SHEETS

                                                                                                 December 31,
                                                                                          -------------------------
                                                                                             1996           1995
                                                                                          -----------   -----------
ASSETS
Currents assets
   Cash and cash equivalents                                                              $ 4,145,265   $ 7,214,412
   Accounts receivable, net                                                                   347,148       215,925
   Accounts receivable -- related party                                                            --        16,020
   Inventory                                                                                  420,819       118,382
   Prepaid expenses                                                                           471,202       222,650
   Preopening costs                                                                           549,607        83,025
   Income taxes receivable                                                                    210,153        44,531
                                                                                          -----------   -----------
          Total current assets                                                              6,144,194     7,914,945

Property and equipment, net                                                                25,694,476    10,417,601

Organization costs                                                                            104,483        68,174
Deferred income taxes                                                                         322,056       103,466
Goodwill and covenants not to compete                                                       3,868,909            --
Other assets                                                                                  428,867       278,126
                                                                                          -----------   -----------

          Total assets                                                                    $36,562,985   $18,782,312
                                                                                          ===========   ===========

LIABILITIES AND EQUITY
Current liabilities
   Accounts payable                                                                       $ 3,350,099   $ 1,678,421
   Accrued expenses                                                                         1,641,784       756,997
   Sales tax payable                                                                          434,379       232,050
   Income taxes payable                                                                            --        79,906
   Note payable to related party                                                                   --     1,154,036
   Current portion of long-term debt                                                          578,739       125,137
   Current portion of obligations under capital leases                                         20,722        43,140
   Deferred income taxes -- current                                                            15,699            --
                                                                                          -----------   -----------
          Total current liabilities                                                         6,041,422     4,069,687
                                                                                          -----------   -----------
Long-term debt                                                                              5,959,959     1,086,813
Obligations under capital leases                                                                   --        20,722
Deferred credits                                                                              496,578       575,653
                                                                                          -----------   -----------

          Total liabilities                                                                12,497,959     5,752,875
                                                                                          -----------   -----------
Minority interest                                                                             440,998       263,212

Commitments and contingencies (Note 7)

Equity
   Preferred stock Series A, no par value, 5,000,000 shares authorized,
      10,000 issued and outstanding                                                         9,153,078            --
   Common stock, no par value, 60,000,000 shares authorized, 10,838,062
      and 10,386,250 shares issued and outstanding in 1996 and 1995, respectively          14,175,109    12,664,752
   Equity                                                                                     295,841       101,473
                                                                                          -----------   -----------
          Total equity                                                                     23,624,028    12,766,225
                                                                                          -----------   -----------

          Total liabilities and equity                                                    $36,562,985   $18,782,312
                                                                                          ===========   ===========

              The accompanying notes are an integral part of these
                       consolidated financial statements

                           JERRY'S FAMOUS DELI, INC.
                     CONSOLIDATED STATEMENTS OF OPERATIONS




                                                                  Years Ended December 31,
                                                       --------------------------------------------
                                                            1996           1995            1994
                                                       ------------    ------------    ------------
Revenues                                               $ 40,159,715    $ 28,030,135    $ 28,648,630
Cost of sales                                            12,480,215       9,167,992      10,018,674
                                                       ------------    ------------    ------------
      Gross profit                                       27,679,500      18,862,143      18,629,956

Operating expenses
   Labor                                                 14,481,675       9,364,437       9,478,658
   Occupancy and other                                    5,059,545       3,799,774       3,992,154
   Occupancy -- related party                               409,167         469,936         217,667
General and administrative expenses                       4,179,939       2,383,597       1,376,396
General and administrative expenses -- related party           --           540,106       1,117,841
Depreciation and amortization expenses                    2,114,177         976,553       1,151,785
Restaurant concept discontinuation costs                       --           137,396            --
                                                       ------------    ------------    ------------
      Total expenses                                     26,244,503      17,671,799      17,334,501
                                                       ------------    ------------    ------------

      Income from operations                              1,434,997       1,190,344       1,295,455

Other income (expense)
   Interest income                                          148,525          71,758          10,268
   Interest expense                                        (514,118)       (182,264)       (233,019)
   Other income (loss), net                                  71,939          69,277         (10,108)
                                                       ------------    ------------    ------------
      Income before provision for income taxes and
         minority interest                                1,141,343       1,149,115       1,062,596

Provision for income taxes                                 (284,184)       (187,051)        (21,800)
Minority interest                                          (278,446)       (179,830)       (127,314)
                                                       ------------    ------------    ------------

      Net income                                       $    578,713    $    782,234    $    913,482
                                                       ------------    ============    ============
Preferred stock:
      Cash dividends paid or accrued                       (226,648)
      Accounting deemed dividends                        (5,000,000)
                                                       ------------
                                                         (5,226,648)
                                                       ------------

      Net loss applicable to common stock              $ (4,647,935)
                                                       ============
Net income (loss) per share:
      Net income                                       $       0.06
                                                       ------------
      Preferred stock
            Cash dividends paid or accrued                    (0.02)
            Accounting deemed dividend                        (0.48)
                                                       ------------
                                                              (0.50)
                                                       ------------
Net loss per share applicable to common stock          $      (0.44)
                                                       ============

Weighted average common shares outstanding               10,495,010
                                                       ============
Pro forma data
      Pro forma net income per common share                            $       0.08
                                                                       ============
      Pro forma common shares outstanding                                10,386,250






              The accompanying notes are an integral part of these
                        consolidated financial statements

                           JERRY'S FAMOUS DELI, INC.
                       CONSOLIDATED STATEMENTS OF EQUITY


                                                      Jerry's Famous Deli, Incorporated
                                             -------------------------------------------------------
                                                     Common Stock               Preferred Stock
                                             --------------------------   --------------------------
                                                Shares                         Shares
                                              Issued and                     Issued and
                                             Outstanding      Amount        Outstanding     Amount
                                             ------------  ------------     ------------  ----------

Balance, December 31, 1993                         1,000       $10,000                -            -
   Net income
   Distributions to shareholder
   Noncash distributions to shareholder
   Distribution of previously combined
      entities to shareholder
   Stock split  (7,460:1)                      7,459,000
                                              ----------    ----------           ------   ----------
Balance, December 31, 1994                     7,460,000        10,000                -            -
   Net income
   Noncash distributions to shareholder
   Reclassification of deficit due to
      termination of sub-S election
   Distributions to shareholders
   Issuance of common stock for services
      rendered                                    40,000       130,000
   Private sale of common stock, net             931,250     3,288,952
   Initial public offering of stock, net       1,955,000     9,235,800
   Contributed stock of merged entities
   Contribution of general partner's
      interest
                                              ----------    ----------           ------   ----------
Balance, December 31, 1995                    10,386,250    12,664,752                -            -
   Net income
   Issuance of preferred stock                                                   12,000   10,992,694
   Preferred stock converted to common stock     516,812     1,839,616           (2,000)  (1,839,616)
   Purchase of Company's common stock            (65,000)     (329,259)
   Purchase of limited partners' interest
   Distributions to preferred shareholders
   Contribution of general partner's
      interest
                                              ----------    ----------           ------   ----------
Balance, December 31, 1996                    10,838,062   $14,175,109           10,000   $9,153,078
                                              ----------    ----------           ------   ----------




                                                  JFD-MDR Incorporated      Jerry's Famous Pizza
                                               -----------------------      ----------------------
                                                      Common Stock              Common Stock
                                               -----------------------      ----------------------
                                                  Shares                       Shares
                                                Issued and                   Issued and
                                               Outstanding      Amount      Outstanding     Amount
                                               -----------      ------      -----------     ------

Balance, December 31, 1993                         1,000        $1,000         70,000      $70,000
   Net income
   Distributions to shareholder
   Noncash distributions to shareholder
   Distribution of previously combined
      entities to shareholder                     (1,000)       (1,000)
   Stock split  (7,460:1)
                                                  ------        ------        -------      -------
Balance, December 31, 1994                             -             -         70,000       70,000

   Net income
   Noncash distributions to shareholder
   Reclassification of deficit due to
      termination of sub-S election
   Distributions to shareholders
   Issuance of common stock for services
      rendered
   Private sale of common stock, net
   Initial public offering of stock, net
   Contributed stock of merged entities                                       (70,000)     (70,000)
   Contribution of general partner's
      interest
                                                  ------        ------        -------      -------
Balance, December 31, 1995                             -             -              -            -
   Net income
   Issuance of preferred stock
   Preferred stock converted to common stock
   Purchase of Company's common stock
   Purchase of limited partners' interest
   Distributions to preferred shareholders
   Contribution of general partner's
      interest
                                                  ------        ------        -------      -------
Balance, December 31, 1996                             -        $    -              -      $     -
                                                  ------        ------        -------      -------





                                                                            JFD-Encino
                                              Contributed                   Partners'
                                                Capital       Retained      Capital
                                               (Deficit)      Earnings      (Deficit)       Total
                                              -----------     --------      ----------     --------
Balance, December 31, 1993                        $22,355      $156,426      ($87,332)  $   172,449
   Net income                                                   881,654        31,828       913,482
   Distributions to shareholder                                              (135,025)     (135,025)
   Noncash distributions to shareholder                        (803,865)                   (803,865)
   Distribution of previously combined
      entities to shareholder                     (22,355)       23,355                           -
   Stock split  (7,460:1)
Balance, December 31, 1994                              -       257,570      (190,529)      147,041
   Net income                                                   737,277        44,957       782,234
   Noncash distributions to shareholder                        (795,054)                   (795,054)
   Reclassification of deficit due to
      termination of sub-S election              (537,484)      537,484                           -
   Distributions to shareholders                                              (26,137)      (26,137)
   Issuance of common stock for services
      rendered                                                                              130,000
   Private sale of common stock, net                                                      3,288,952
   Initial public offering of stock, net                                                  9,235,800
   Contributed stock of merged entities            70,000                                         -
   Contribution of general partner's
      interest                                   (213,277)       44,957       171,709         3,389
                                                 ---------   ----------       -------   -----------
Balance, December 31, 1995                       (680,761)      782,234             -    12,766,225
   Net income                                                   578,713                     578,713
   Issuance of preferred stock                                        -             -    10,992,694
   Preferred stock converted to common stock                          -             -             -
   Purchase of Company's common stock                                                      (329,259)
   Purchase of limited partners' interest        (157,696)            -             -      (157,696)
   Distributions to preferred shareholders                     (226,649)                   (226,649)
                                                 ---------   ----------       -------   -----------
Balance, December 31, 1996                      ($838,457)   $1,134,298       $     0   $23,624,028
                                                =========    ==========       =======   ===========


              The accompanying notes are an integral part of these
                        consolidated financial statements

                            JERRY'S FAMOUS DELI, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                                      Years Ended December 31,
                                                                           -------------------------------------------
                                                                               1996            1995            1994
                                                                           ------------    ------------    ------------
Cash flows from operating activities:
   Net income                                                               $   578,713     $   782,234     $   913,482
   Adjustments to reconcile net income to net cash provided by (used in)
      operating activities
      Depreciation and amortization                                           2,114,177         976,553       1,151,785
      Loss on sale of assets                                                      4,106         149,164          10,108
      Gain on renegotiated long-term debt                                            --              --         (41,801)
      Minority interest                                                         278,446         179,830         127,314
      Deferred income taxes                                                    (158,360)       (147,997)             --
      Shares issued for services provided                                            --          17,500              --
      Changes in assets and liabilities
         Accounts receivable -- related party                                    16,020          (1,860)        (14,160)
         Accounts receivable                                                   (131,223)        (73,002)        (49,586)
         Inventory                                                             (227,437)         (6,854)        (29,503)
         Prepaid expenses                                                      (248,552)        (32,529)        (64,001)
         Preopening costs                                                      (737,041)          8,569         (75,812)
         Other assets                                                          (206,089)        (15,793)          1,454
         Organization costs                                                     (50,478)        (22,286)          3,230
         Accounts payable                                                     1,487,112      (1,178,360)        116,578
         Accrued expenses                                                       884,787        (559,338)        735,606
         Sales tax payable                                                      202,329          (5,202)         57,382
         Income taxes payable (receivable)                                     (290,059)         61,582           7,666
         Deferred credits                                                       (79,075)          9,130              --
                                                                           ------------    ------------    ------------
            Total adjustments                                                 2,858,663        (640,893)      1,936,260
                                                                           ------------    ------------    ------------
            Net cash provided by operating activities                         3,437,376         141,341       2,849,742
                                                                           ------------    ------------    ------------

Cash flows from investing activities:
   Purchases of three restaurants                                            (7,722,964)             --              --
   Purchases of equipment                                                    (4,547,960)       (928,779)     (1,001,420)
   Deduction (additions) to construction-in-progress                          3,720,918      (3,213,629)       (154,331)
   Purchase of land                                                              (2,642)       (883,032)             --
   Purchase of building and related purchase option payments                   (744,137)        (12,000)        (12,000)
   Additions to improvements--land, building and leasehold                   (8,472,807)             --              --
   Proceeds from sales of fixed assets                                           20,151          24,139          20,100
                                                                           ------------    ------------    ------------
            Net cash used in investing activities                           (17,749,441)     (5,013,301)     (1,147,651)

Cash flows from financing activities:
   Proceeds from issuance of preferred stock                                 10,992,694              --              --
   Borrowings from credit facility                                            1,080,525       3,044,475         100,000
   Payments on credit facility                                               (1,385,000)     (1,845,000)       (100,000)
   Borrowings on long-term debt                                               2,500,000          30,000              --
   Payments on long-term debt                                                  (118,428)     (1,488,232)       (618,114)
   Payments and advances to related parties, net                             (1,154,036)       (375,145)       (694,974)
   Capital lease payments                                                       (43,140)        (43,734)        (32,661)
   Distribution paid to shareholder                                                  --         (26,137)       (135,025)
   Dividends paid to minority shareholders                                     (100,660)       (104,532)       (131,755)
   Dividends paid to preferred stock shareholders                               (42,082)             --              --
   Purchase of Company's common stock                                          (329,259)             --              --
   Buyout of limited partner                                                   (157,696)             --              --
   Proceeds from common stock issuance, net                                          --      12,604,252              --
                                                                           ------------    ------------    ------------
            Net cash provided by (used in) financing activities              11,242,918      11,795,947      (1,612,529)
                                                                           ------------    ------------    ------------

            Net increase in cash and cash equivalents                        (3,069,147)      6,923,987          89,562
Cash and cash equivalents, beginning of year                                  7,214,412         290,425         200,863
                                                                           ------------    ------------    ------------
Cash and cash equivalents, end of year                                     $  4,145,265    $  7,214,412    $    290,425
                                                                           ============    ============    ============

        The accompanying notes are an integral part of these consolidated financial statements

                           JERRY'S FAMOUS DELI, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


1.   ORGANIZATION, BASIS OF PRESENTATION AND SIGNIFICANT ACCOUNTING POLICIES:

Organization and Basis of Presentation

         The accompanying financial statements are comprised of the consolidated (1996 and 1995) and combined (1994) financial statements ("consolidated statements") which consist of Jerry's Famous Deli, Incorporated ("JFD--Inc."), a California corporation; JFD--Encino ("JFD-- Encino"), a California limited partnership; and Pizza By The Pound, dba Jerry's Famous Pizza ("Jerry's Famous Pizza"), a California corporation. JFD--Inc., JFD--Encino and Jerry's Famous Pizza operate or operated family oriented, full-service restaurants. These entities are collectively referred to as "Jerry's Famous Deli, Inc." or the "Company."

         JFD--Inc. includes Southern California restaurant locations in Studio City (established in 1978), Encino (established in 1989), Marina del Rey (established in 1991), West Hollywood (established in 1994), Pasadena (established in February 1996), Westwood (established in June 1996), Sherman Oaks and Woodland Hills (purchased in July 1996), Rascal House (purchased in September 1996) and the Costa Mesa restaurant site, which is currently under development.

         From its inception on April 15, 1981 and through December 31, 1994, Mr. Isaac Starkman owned Jerry's Famous Deli, L.A., Inc. ("JFDLA"), the co-general partner of JFD--Encino. On January 12, 1995, Mr. Starkman contributed the shares of JFDLA to JFD--Inc. for no additional consideration. JFDLA owns 80% of the general partner interest which represents a 20% interest in JFD--Encino. The general partners receive a management fee equal to 3% of the gross revenues of the Encino restaurant. The general partners are also allocated 25% of net profits, net gains and distributions of JFD--Encino until such time as the limited partners have received cash distributions equal to 100% of their contributed capital plus an amount equal to 10% per annum of their capital contribution (the "Preferred Return"). After the limited partners have received repayment of their initial capital contribution, the general partners will be allocated 65% of net profits, net gains and distributions. The other co-general Partner is Valley Deli, Inc., an unrelated California corporation.

         JFD--Encino has been presented on a consolidated basis due to the operating and financial control of JFDLA, which as the co-general partner has the ability to exert day to day control over the operations. A tender offer by JFDLA to purchase the interests of the limited partners resulted in the May 1, 1996 purchase of one limited partner's share from Isaac Starkman, who is also the Chief Executive Officer and the beneficial controlling shareholder of the Company, for approximately $158,000. This resulted in a reduction in minority interest to 72.45% from 80.00%.

         Jerry's Famous Pizza, which operated a 2,300 square foot pizza restaurant in Sherman Oaks, California, was owned by Mr. Starkman and an employee of that company. Mr. Starkman owned 50% of Jerry's Famous Pizza and had the ability to exert control over the operations. On January 12, 1995, Mr. Starkman and the employee contributed all of the stock of Jerry's Famous Pizza to JFD--Inc. for no additional consideration to Mr. Starkman and $100 to the employee. Jerry's Famous Pizza ceased operations on June 25, 1995.

         The accompanying financial statements for 1994 have been presented on a combined basis due to common ownership and business. The combination of companies was accounted for in a manner similar to a pooling of interest. All expenses incurred by JFD--Inc. on behalf of a subsidiary or related entity have been reflected in the Consolidated Statements of Operations. All significant intercompany transactions and balances have been eliminated. The combination excludes certain other entities under common ownership or control of the shareholders, since these entities engage in unrelated business lines or in certain instances, have ceased operations.

Significant Accounting Policies

CASH EQUIVALENTS

         Cash equivalents consist of highly liquid investments with original maturities of three months or less when purchased and are carried at cost which approximates fair value.

INVENTORY

         Inventory primarily consists of food products and is stated at the lower of cost (first-in, first-out) or market.

PREOPENING COSTS

         Capitalized preopening costs include the direct incremental costs associated with the opening of a new restaurant. These are primarily costs incurred to develop new restaurant management teams, and the food, beverage and supply costs incurred to perform testing of all equipment, concept systems and recipes. The amortization period is one year from the restaurant's opening date. Accumulated amortization at December 31, 1996 was approximately $283,000.

GOODWILL (EXCESS COSTS OVER NET ASSETS ACQUIRED)

         The excess of costs over net assets acquired, relating to the purchase of the Sherman Oaks, Woodland Hills and Rascal House restaurants, is amortized utilizing the straight-line method over 30 years for Rascal House and over the lives of the leases for Woodland Hills (15 years) and Sherman Oaks (18 years). The accumulated amortization at December 31, 1996 was approximately $52,000.

COVENANTS NOT TO COMPETE

         Covenants not to compete are amortized utilizing the straight-line method over the life of the agreement. For the purchase of the Sherman Oaks and Woodland Hills restaurants, the agreement life is five years and for the purchase of the Rascal House restaurant, the agreement life is two years. Accumulated amortization at December 31, 1996 was approximately $68,000.

PROPERTY AND EQUIPMENT

         Property and equipment are recorded at cost. Expenditures for normal maintenance and repairs are charged to operations as incurred; additions, renewals, and betterments are capitalized. When an item is sold or retired, the accounts are relieved of both the cost and the related accumulated depreciation and the resulting gain or loss, if any, is recognized.

         Depreciation and amortization are computed using the straight-line method over the estimated useful lives of the related assets or, for leasehold improvements, over the total of the initial term of the lease and the first option period, if less. The following are the estimated useful lives:

                 Land improvements....................................................       15 years
                 Buildings and improvements...........................................       30 years
                 Capital leases -- computers..........................................        4 years
                 Computer equipment...................................................      3-4 years
                 Transportation equipment.............................................        5 years
                 Fixtures and equipment...............................................      4-5 years
                 Leasehold improvements...............................................     4-20 years

ORGANIZATION COSTS

         Capitalized organization costs are amortized on a straight-line basis over five years. Accumulated amortization at December 31, 1996 and 1995 was approximately $29,000 and $24,000, respectively.

INCOME TAXES

         Prior to January 11, 1995, the Company and its shareholder elected to be taxed under Section 1361 of the Internal Revenue Code as an S corporation. Under these provisions, the Company did not pay federal corporate income taxes on its taxable income. Instead, the principal shareholder was individually liable for federal income taxes based on the Company's taxable income. This election was also valid for state income tax reporting. However, a provision for state income taxes was required based on a 1.5% state tax rate for the year ended December 31, 1994. On January 10, 1995, the Company's status as an S corporation terminated, resulting in the Company becoming a C corporation on January 11, 1995.

         The Company accounts for income taxes in accordance with Statement of Financial Accounting Standard ("SFAS") No. 109 "Accounting for Income Taxes." SFAS No. 109 prescribes the use of the liability method to compute the differences between the tax bases of assets and liabilities and the related financial reporting amounts using currently enacted future tax laws and rates. Under SFAS No. 109 the effect on deferred taxes of a change in tax rates is recognized in income in the period that includes the enactment date.

DEFERRED CREDITS

         Deferred credits represent the excess of rent expense charged to operations as compared to the actual cash payments made since inception of the lease, which include increases over the term of the agreements. These credits will be recognized on a straight-line basis over the lives of the leases.

MINORITY INTEREST

         Minority interest represents the limited partners' and the other general partner's interests in the Encino restaurant, not owned directly or indirectly by the Company. For 1996, the minority interest represents the limited partners' 67.45% share and the other co-general partner's 5.00% share of net income or loss and equity. For 1995 the minority interest represents the limited partners' 75% share and the other co-general partner's 5% share of net income or loss and equity.

USE OF ESTIMATES AND ASSUMPTIONS

         The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the dates of the financial statements and the reported amounts of revenues and expenses during the reporting periods. Actual results could differ from those estimates.

CONCENTRATION OF CREDIT RISK

         Financial instruments which potentially expose the Company to concentrations of credit risk consist primarily of cash, investments in money market accounts and trade receivables. At times, cash balances may be in excess of FDIC insurance limits. The money market account, which was closed in March 1997, was maintained with a major investment manager and during 1996 and 1995 the account balance at times was in excess of insured limits. The concentrations of credit risk for trade receivables may be affected by changes in economic or other conditions affecting Southern California and Southern Florida. However, management believes that receivables are well diversified and the allowances for doubtful accounts are sufficient to absorb estimated losses.

FINANCIAL INSTRUMENTS

         Fair values were estimated based on quoted market prices, where available, or on current rates offered to the Company for debt with similar terms and maturities. At December 31, 1996 and 1995, the fair value of the Company's financial instruments approximates carrying value.

IMPACT OF RECENT ACCOUNTING PRONOUNCEMENTS

         The Company adopted the provisions of SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of," effective with its fiscal year ending December 31, 1996. SFAS No. 121 requires an entity to review long-lived assets and certain identifiable intangibles whenever events or changes in circumstances indicate the carrying amount of an asset may not be recoverable. Impairment losses are recognized when the carrying amount of the asset exceeds the estimated fair value of the asset. There was no impact on the Company as a result of implementing SFAS No. 121.

         In February 1997, the Financial Accounting Standards Board (the "FASB") issued two statements -- SFAS No. 128, "Accounting for Earnings per Share" and SFAS No. 129, "Disclosure of Information About Capital Structure", which are effective for the Company in fiscal year 1997. Presently these standards have no impact on the Company's consolidated financial statements. Beginning in 1997, SFAS No. 128 will change the calculation of primary earnings share.

PRIMARY NET INCOME PER SHARE

        Primary earnings per share is based on the weighted average number of shares outstanding during the fiscal year, as increased by common shares equivalents (stock options and warrants) determined using the treasury stock method.

         In 1996, in accordance with the recent position of the Securities and Exchange Commission regarding accounting for Preferred Stock which is convertible at a discount from market price for Common Stock, the Company has reflected an accounting "deemed dividend." This accounting deemed dividend, which relates to the issuance of the Preferred Stock and which has been reflected in the third and fourth quarters, is a non-cash, non-recurring accounting entry for determining income (loss) applicable to Common Stock and income (loss) per share.

2.   ACQUISITIONS

         On July 1, 1996, the Company acquired two delicatessen restaurants operated under the name "Solley's" located in Woodland Hills and Sherman Oaks, California for $2,325,000 cash. The Company purchased certain assets along with the operations of the restaurants. Also included in the purchase was a limited five-year covenant not to compete of one of the sellers and former owner of Solley's Inc.


         Also, on September 9, 1996, the Company purchased for $4,934,000 cash Wolfie Cohen's Rascal House, a delicatessen restaurant located in Miami Beach, Florida. The purchase included the real estate, fixtures and equipment.

         Both acquisitions were accounted for using the purchase method of accounting. Accordingly, portions of the purchase prices were allocated to the net assets acquired based on their estimated fair values with the balances of the purchase prices, approximating $3,406,000, recorded as excess of cost over net assets acquired and amortized on a straight-line basis over 30 years for Rascal House and over the remaining lives of the leases for Woodland Hills (15 years) and Sherman Oaks (18 years).

         The following summarized, unaudited pro forma results of operations for the years ended December 31, 1996 and 1995 assume the acquisition of Solley's and Rascal House occurred as of the beginning of the respective periods:

                                   Pro Forma               Pro Forma
                                   Year Ended              Year Ended
                                December 31, 1996       December 31, 1995
                                -----------------       -----------------
                              (in thousands, except per common share data)

Revenues                             $47,952                 $43,265
Net income                           $   731                 $ 1,219
Net income per common share          $  0.07                 $  0.12

3.   STOCK OFFERINGS AND EQUITY

Common Stock

         Prior to December 28, 1994, the Company's total authorized capital stock was comprised of 177,500 shares of common stock, 107,500 shares at no par value for JFD, Inc. and 70,000 shares at $1 par value for Jerry's Famous Pizza and 5,000,000 shares of preferred stock at no par value for JFD, Inc. On December 28, 1994, the Board of Directors of JFD, Inc. declared a 7,460:1 stock split, which increased the outstanding common stock to 7,460,000 shares.

         Also in December 1994, the Board of Directors of JFD, Inc. authorized an increase of common stock to 60,000,000 shares.

         In connection with a consulting arrangement with an attorney in Los Angeles, the Company issued 40,000 shares of common stock in January 1995 for an estimated fair value of $130,000. The attorney paid $7,500 and provided legal services approximating $122,500. The value of these shares was determined and approved by the Board of Directors.

         On January 11, 1995, the Company terminated its election to be taxed as a subchapter S corporation and became a C corporation. As a result of the termination of the subchapter S corporation election, the accumulated deficit on that date of $537,000 was reclassified as required by accounting rules which resulted in a deficit in contributed capital. The sole shareholder was responsible for the Company's federal income tax liability based on earnings for the first ten days of 1995 prior to termination of this election. The Company was taxed as a C corporation for the remainder of 1995.

         In March 1995, the Company and the shareholder completed a private placement, issuing 1,056,250 shares of common stock, at a price of $4.00 per share. From the above 1,056,250 shares of common stock, the shareholder sold 125,000 shares. The net proceeds to the Company of $3,289,000 (net of issuance costs of $436,000) were used to pay down certain debt and current operating liabilities.

         On October 20, 1995, an initial public offering of common stock of the Company (the "common stock") was completed. Of the shares of common stock offered thereby, 1,700,000 shares were sold by the Company and 400,000 shares were sold by the The Starkman Family Trust (the "Selling Shareholder"). An additional 1,096,250 shares of common stock owned by certain nonaffiliated shareholders (the "Non-Affiliated Selling Security Holders") and one independent director of the Company (the "Selling Director") were concurrently registered with the above referenced shares offered by the Company and the Selling Shareholder, but not through the underwriters, and were also eligible for sale following the offering.

         The 1,700,000 shares of common stock sold by the Company generated approximately $8,030,000 in proceeds, net of underwriting commissions and other related expenses of approximately $2,170,000. The Company did not receive any of the proceeds from the Selling Shareholder, Selling Director or Non-Affiliated Selling Security Holder shares.

         On November 17, 1995, the underwriters exercised in full the over-allotment option to purchase up to an additional aggregate of 255,000 shares from the Company and an additional aggregate of 60,000 shares from the Selling Shareholder. The over-allotment shares sold by the Company generated approximately $1,206,000 in proceeds, net of underwriting commissions and other related expenses of approximately $324,000. The Company did not receive any of the proceeds from the Selling Shareholder shares. Also, the underwriters have not exercised their warrant for the Company to issue and sell an additional 170,000 shares of common stock at the exercise price of $7.80 per share.

         The Company has used the proceeds from the public offering primarily to pay off certain indebtedness and for certain improvements and equipment for additional restaurant sites.

         The holders of common stock are entitled to cast one vote for each share held of record on all matters presented to shareholders, other than with respect to the election of directors, for which cumulative voting is currently required under certain circumstances by applicable provisions of California law. The effect of cumulative voting is that the holders of a majority of the outstanding shares of common stock may not be able to elect all of the Company's directors.

         In December 1996, 516,812 shares of common stock were issued upon conversion of 2,000 shares of preferred stock. From December 13 through December 20, 1996, the Company purchased 65,000 shares of its own stock for market prices ranging from $4.52 to $5.38 per share. Such shares have been retired.

Preferred Stock

         The Company is authorized to issue 5,000,000 shares of preferred stock. The Company's Board of Directors is authorized to issue the preferred stock in one or more series and, with respect to each series, to determine the preferences and rights and the qualifications, limitations or restrictions thereof, including the dividends rights, conversion rights, voting rights, redemption rights and terms, liquidation preferences, sinking fund provisions, the number of shares constituting the series and the designation of such series.

         On August 22, 1996, the Company entered an agreement with Waterton Management, LLC ("Waterton") for the purpose of raising additional capital to support further growth. Under the agreement with Waterton, the Company granted Waterton an option, subject to certain conditions, to purchase, directly or through one or more of its affiliates, a maximum of 19,000 Series A Preferred Shares of the Company ("Series A Preferred Shares") at a purchase price of $1,000 per share and a maximum 205,833 common stock purchase warrants (the "Warrants") for nominal consideration. The Company completed the sale to Yucaipa Waterton Deli Investors, LLC ("Yucaipa") of 6,000 Series A Preferred Shares and a Warrant for 65,000 shares on August 30, 1996, resulting in net proceeds of approximately $5,537,000. On November 8, 1996, Waterton designated Jerry's Investors, LLC ("JILLC") to exercise its right to purchase an additional 6,000 Preferred Shares and a Warrant for 65,000 shares of Common Stock (as to which JILLC designated Waterton as holder), resulting in net proceeds of approximately $5,455,000. A substantial majority of the proceeds of the sale of Series A Preferred Shares was used for the acquisition of "Wolfie Cohen's Rascal House," and to renovate the Woodland Hills and Costa Mesa restaurant properties.

          Each Series A Preferred Share had a right to dividends of $80.00 per share per year, payable quarterly in arrears, in cash or shares of Common Stock. Each Series A Preferred Share has a liquidation preference of $1,000 per share, and is convertible at the option of the holder, at any time commencing ninety days following the initial issuance of shares, or is automatically converted on August 30, 1999, into Common Stock, at a conversion price equal to a 17% discount from the average market price of the Common Stock for the five days preceding the conversion, provided that the maximum conversion price is $6.00 per share and the minimum conversion price is $3.00 per share. The holders of Series A Preferred Shares had no voting rights except as required by law. However, the Company agreed to seek, and ultimately did obtain approval from Nasdaq to issue a new class of Series B Preferred Shares, into which the Series A Preferred Shares were converted in January 1997. The Series B Preferred Shares are substantially identical to the Series A Preferred Shares, except that each Series B Preferred Share has voting rights equal to 109 shares of Common Stock. The Warrants are exercisable at any time for a period of three years from issuance at an exercise price of $1.00 per share.

In December 1996, Yucaipa converted 2,000 shares at a conversion price of $3.87 per share into 516,812 shares of common stock.

Statement of Financial Accounting Standards ("SFAS") No. 123, Accounting for Stock-Based Compensation

         The Company has adopted the disclosure-only provision of SFAS No. 123 and will continue to use the intrinsic value based method of accounting prescribed by Accounting Principles Board (APB) Opinion No. 25, "Accounting for Stock Issued to Employees." Therefore, no compensation cost has been recognized for the stock option plans. Had compensation cost for the Company's stock option plans been determined based on the fair value at the grant dates in 1996 and 1995 consistent with the provisions of SFAS No. 123, the Company's net earnings and earnings per share would have been reduced to the pro forma amounts provided below:

                                                                            1996            1995
                                                                            ----            ----
         Net income, as reported...................................     $ 578,713        $ 782,234
         Net income, pro forma ....................................     $  23,320        $ 708,623
         Net income per common share, as reported..................     $    0.03               --
         Pro forma net income per common share, as reported........            --        $    0.08
         Net income per common share, pro forma....................     $    0.00               --
         Pro forma net income per common share, pro forma..........            --        $    0.07

         The fair value of each option granted or issued in 1996 and 1995 is estimated at the date of grant using the Black-Scholes option-pricing model with the following weighted average assumptions: (a) exercise prices were equal to the fair market value on the grant date or the day before; (b) a risk-free interest rate based on US Zero Coupon Bonds; (c) no dividend yield on the Company's stock; (d) expected option lives vary from four to ten years; and (e) an expected volatility of 65.01% of the Company's stock.


4.   PROPERTY AND EQUIPMENT

         Property and equipment consist of the following as of:

                                                                                           December 31,
                                                                                    --------------------------
                                                                                       1996           1995
                                                                                       ----           ----
         Land improvements..................................................        $    24,877     $       --
         Buildings and improvements.........................................          6,847,607             --
         Leasehold improvements.............................................         10,642,517      4,970,157
         Fixtures and equipment.............................................          9,421,063      4,372,083
         Transportation equipment...........................................             47,480         26,547
         Capital leases --- computers.......................................            213,749        213,749
                                                                                    -----------    -----------
                                                                                     27,197,293      9,582,536
         Less:  Accumulated depreciation and amortization...................         (5,811,941)    (4,103,620)
         Land...............................................................          3,974,389        883,032
         Construction-in-progress...........................................            334,735      4,055,653
                                                                                    -----------    -----------
                                                                                    $25,694,476    $10,417,601
                                                                                    ===========    ===========

         The Company capitalized interest expense related to the construction of its restaurant locations in Pasadena, Westwood and West Hollywood, totalling approximately $20,000, $137,000 and $18,000 for the years ended December 31, 1996, 1995 and 1994, respectively.


5.   LONG-TERM DEBT

         Long-term debt consists of the following:

                                                                                           December 31,
                                                                                    --------------------------

                                                                                                  1996               1995
                                                                                                  ----               ----
         Note payable to a bank; collateralized by the Pasadena property;
                     interest rate at bank's reference rate plus 1.5%, (minimum rate
                     is 10%), at 10% at December 31, 1996; due April 1998                      $   895,000         $ 1,199,475

         Note payable to a bank; collateralized by  machinery, equipment, inventory and receivables; interest rate at bank's reference rate
                     plus 1.5%; at 9.75% at December 31, 1996; due March 2002                    2,386,363                  --

         Note payable to a bank; guaranteed by principal shareholder; interest rate at bank's reference rate (8.75% at December 31, 1995) plus 2%;
                     due March 1996                                                                     --                 950

         Note collateralized by transportation vehicles and guaranteed by the
                     principal shareholder; interest rate at 9%; due September 1998                  7,335              11,525

         Notes collateralized by real property; monthly interest payments at
                     interest rate of 9%; principal due March 2001                               3,250,000                  --
                                                                                               -----------         -----------
                                                                                                 6,538,698           1,211,950
         Less: Current maturities                                                                  578,739             125,137
                                                                                               -----------         -----------
                 Total long-term debt                                                          $ 5,959,959         $ 1,086,813
                                                                                               ===========         ===========

         Of the Company's aggregate $2,800,000 revolving line of credit from Bank of America available at December 31, 1995, $2,500,000 was converted in September 1996 to a term loan and the remaining $300,000 was paid off in August 1996. Currently, the Company has a $965,000 revolving line of credit with United Mizrahi Bank. There are no restrictions on the use of funds drawn on this line and at December 31, 1996, there was no outstanding balance.

         The following are future maturities of long-term debt for each of the remaining five years ending December 31 and in total thereafter:

                 1997....................................................    $   578,739
                 1998....................................................      1,232,692
                 1999....................................................        454,548
                 2000....................................................        454,548
                 2001....................................................      3,704,548
                 Thereafter..............................................        113,623
                                                                             -----------
                          Total                                              $ 6,538,698
                                                                             ===========

        The term loan requires the Company to maintain certain financial covenants, the most restrictive including the maintenance of (a) a minimum tangible net worth, (b) a maximum ratio of total liabilities not subordinated to tangible net worth, and (c) a minimum debt service coverage ratio.

6.   CAPITAL LEASES

         The Company leases computer equipment under non-cancelable capital lease arrangements whereby payments totalling $3,834, including interest, are due monthly. Certain of these leases are guaranteed by the principal shareholder. The obligations under capital leases have interest rates ranging from 5.5% to 8.1% and mature at various dates through 1997. Depreciation charged to expense on this equipment was approximately $38,000, $52,000 and $40,000 for the fiscal years 1996, 1995 and 1994, respectively. The following are the annual future minimum lease payments for the remaining year ending December 31:

                 1997..............................................          $ 27,589
                          Less: Interest                                        6,867
                                                                             --------
                          Current portion                                    $ 20,722
                                                                             ========


7.   COMMITMENTS AND CONTINGENCIES

         The Company leases six of its facilities and its corporate offices under non-cancelable operating leases, of which certain leases are guaranteed by the principal shareholder. Rental expense for the years ending December 31, 1996, 1995 and 1994 was $1,954,837, $1,623,641 and $1,785,316, respectively.
Certain leases contain fixed escalation clauses and rent under these leases is charged ratably over the term of the lease. A number of leases also provide for percentage rent on sales above a specified minimum. The following are the future minimum base rental payments under operating leases for each of the next five years ending December 31 and in total thereafter:

                 1997..............................................     $ 2,355,440
                 1998..............................................       2,365,340

                 1999................................................       2,357,240
                 2000................................................       2,313,140
                 2001................................................       2,323,040
                 Thereafter..........................................      10,225,761
                                                                         ------------
                                                                         $ 21,939,961
                                                                         ============


         Rental payments made to related parties for the years ending December 31, 1996, 1995 and 1994 were $604,000, $470,000 and $236,000, respectively. At
December 31, 1996, the Company had future minimum payments due to related parties of $3,593,000.

         The Company has three operating leases which contain provision for specified annual increases. Rent expense for these locations has been calculated on a straight-line basis over the term of the leases. A deferred credit has been established at December 31, 1996 and 1995 for the difference between the amount charged to expense and the amount paid. The deferred credit will be amortized on a straight-line basis over the lives of the leases.

         The Company is a defendant in a number of cases currently in litigation, which are being vigorously defended. Based upon current information, management, after consultation with legal counsel defending the Company's interests in the cases, believes the ultimate disposition thereof will have no material effect upon either the Company's results of operations or the consolidated financial position.


8.   INCOME TAXES

         The significant components of income tax expense attributable to continuing operations are summarized as follows:

                                                       1996          1995           1994
                                                       ----          ----           ----
Federal:
         Current tax expense.....................   $ 325,429      $ 248,000      $      --
         Deferred tax benefit....................    (120,292)      (120,587)            --
                                                    ---------      ---------      ---------
                                                      205,137        127,413             --
State:
         Current tax expense.....................     117,115         87,049         21,800
         Deferred tax benefit....................     (38,068)       (27,411)            --
                                                    ---------      ---------      ---------
                                                       79,047         59,638         21,800
                                                    ---------      ---------      ---------

                 Total                              $ 284,184      $ 187,051      $  21,800
                                                    =========      =========      =========

         Upon termination of the subchapter S election on January 11, 1995, deferred income taxes became an asset of the Company and was recorded in the balance sheet with a corresponding credit to the Consolidated Statement of Operations. The estimated deferred tax asset, principally resulting from temporary differences in the recognition of depreciation expense for financial statement and tax reporting purposes as of January 11, 1995, was approximately $241,000.

         The effects of temporary differences and other items that give rise to deferred tax assets and deferred tax liabilities as of December 31, 1996 are comprised of the following:

                                                                                 1996
                                                                                 ----
         Deferred tax assets
                 State tax current year provision...........................   $  1,492
                 Accounts receivable........................................      3,692
                 Vacation accrual...........................................     14,146
                 Accrued compensation.......................................    208,006
                 Property and equipment.....................................    388,133
                                                                               --------
                          Deferred tax assets...............................    615,469
                                                                               --------

         Deferred tax liabilities
                 Construction in progress...................................      8,582
                 Pre-opening costs..........................................    243,035
                 Intangible assets..........................................     57,495
                                                                               --------
                          Deferred tax liabilities..........................    309,112
                                                                               --------

                          Net deferred tax assets...........................   $306,357
                                                                               ========

         The balance of the deferred tax assets should be realized through future operating results, the reversal of taxable temporary differences and tax planning strategies.


         The provision for income taxes at the Company's effective rate differed from the provision for income taxes at the statutory rate as follows:

                                                                          Years Ended December 31,
                                                               ------------------------------------------
                                                                 1996             1995           1994
                                                                 ----             ----           ----
         Federal income tax expense at the statutory rate      $  293,385      $  329,557      $  288,422
         State income taxes, net of federal income tax
               benefit.....................................        52,171          57,452          86,981
         Effect of subchapter S tax status.................            --              --        (353,603)
         Tax rate change from S corp to C corp status......            --        (147,997)             --
         FICA credit.......................................       (61,849)        (42,206)             --
         Permanent differences.............................           477           3,898              --
         Other.............................................            --         (13,653)             --
                                                               ----------      ----------      ----------
         Provision for income taxes........................    $  284,184      $  187,051      $   21,800
                                                               ==========      ==========      ==========


9.   SUPPLEMENTAL CASH FLOW INFORMATION

                                                                                     Years Ended December 31,
                                                                            -----------------------------------------
                                                                               1996             1995          1994
                                                                               ----             ----          ----
Supplemental cash flow information:
      Cash paid for:
         Interest........................................................   $   489,734      $ 177,373      $ 196,996
         Income taxes....................................................   $   732,603      $ 256,300      $  14,900
Supplemental information on noncash investing and
      financing activities:
         Building purchase under a collaterized note.....................   $ 3,250,000             --             --
         Equipment purchases under a capital lease.......................            --             --      $  49,082
         Reduction in loan receivable -- related party as a result
               of distributions..........................................            --             --      $ 803,864
         Increase in loan payable -- related party as a result of
               distributions.............................................            --      $ 795,054             --
         Increase in deferred costs capitalized to construction-in-
               progress or leasehold improvements........................   $    57,031      $  82,537      $ 177,593
         Issuance of common stock for services rendered..................            --      $ 130,000             --
         Accrual of preferred stock dividends............................   $   184,566             --             --
         Lease options paid in 1995 and exercised in 1996 in
               conjunction with purchase of restaurant...................   $    55,000             --             --


10.  STOCK OPTION PLAN

         On June 28, 1995, the shareholders of the Company adopted the Company's 1995 Stock Option Plan (the "Plan"). The Plan is designed to attract, retain and reward managerial and other key employees and non-employee directors and strengthen the mutuality of interests between the Plan's participants and the Company's stockholders. Stock options generally are granted at an exercise price equal to the fair market value of the shares on the date of grant and are exercisable at the rate of one-third per year beginning one year from the date of grant. Stock options generally expire ten
years from the date of grant.   From October 20, 1995 through December 31,
1996, incentive stock option grants under the Plan, to acquire 639,700 shares, were made to certain officers, directors and key employees at exercise prices ranging from $4.69 to $9.00 per option. All these options were outstanding at December 31, 1996 and 132,333 were exercisable.

         The Plan also provides for the grant of stock options to non-employee directors of the Company who do not own more than a 1% interest in the outstanding common stock of the Company ("Eligible Directors") without any action on the part of the Board or the Board Compensation Committee. Each Eligible Director automatically receives non-qualified options to acquire 5,000 shares of common stock upon appointment and shall receive options to acquire an additional 2,000 shares of common stock for each additional year that such director continues to serve on the Board of Directors. Each option becomes 50% exercisable on each the first and second anniversary dates of the grant and expires ten years from the date of the grant. Accordingly, on October 20, 1995, options for 5,000 shares were granted to each of the Company's two Eligible Directors at an exercise price of $6.00 per share. All these options were outstanding at December 31, 1996 and 5,000 options were exercisable.

11.  RELATED-PARTY TRANSACTIONS

         During 1995 and 1994 the principal shareholder's family partnership, the Starkman Family Partnership (the "family partnership"), purchased properties in Westwood, California for the construction of a new restaurant. The Company has been paying lease payments of approximately $35,000 per month in fiscal 1996, and 1995 and $10,000 per month in 1994 to the family partnership. The Company has a two-year option to purchase the Westwood properties at the then current fair market value and a seven-year right of first refusal on either or both of these properties.

         The Company pays monthly rental payments in the amount of $16,000 to the family partnership for use of three properties adjacent to the West Hollywood restaurant. Two of these properties are used as parking lots and the third property has additional parking and a building used as a private bar and cigar lounge operated as part of the West Hollywood restaurant.

         Subsequent to December 31, 1994 and prior to the termination of the subchapter S status, the Company made a subchapter S distribution to the shareholder by cancelling the shareholder's receivable and issuing a promissory note to the shareholder in the principal amount of $795,000. The Company assumed the note to the shareholder from Jerry's Famous Pizza in the amount of $685,000 by increasing the principal in the promissory note to the shareholder to $1,480,000. The terms and conditions of these notes were similar to a note payable by the shareholder to the landlord of the Marina del Rey restaurant. The Company had a related-party payable to the shareholder totalling approximately $1,154,000 at December 31, 1995. In March 1996, the Company purchased the Marina del Rey property. In connection with that transaction the Company paid off the note to the shareholder and the shareholder paid off the note to the Marina del Rey landlord.

         In January 1995, the principal shareholder of the Company contributed all the shares of JFDLA to the Company. JFDLA is a Co-General Partner of JFD-Encino, a California limited partnership.

         Also in January 1995, the shareholders of Jerry's Famous Pizza contributed to the Company all the shares of Jerry's Famous Pizza which were held by the principal shareholder and an employee of Jerry's Famous Pizza. No additional consideration was paid to the principal shareholder and $100 was paid to the employee for all his stock.


12.  RESTAURANT CONCEPT DISCONTINUATION COSTS

         During fiscal 1995 the Company incurred $137,000 of costs related to the discontinuation of the Jerry's Famous Pizza concept and restaurant. Abandonment of leasehold improvements, abandonment of fixtures and equipment and leasehold termination costs and other related costs accounted for approximately $96,000, $34,000 and $7,000, respectively, of this amount. The operating loss up to the close of business on June 25, 1995, totalled approximately $254,000. Included in 1995 total revenues in the Consolidated Statements of Operations are sales of $236,000 from Jerry's Famous Pizza. Operating losses of approximately $162,000 are included in the Company's operating income for fiscal 1994.

13.  PRO FORMA DATA

         Pro forma net income per common share for 1995 was calculated using net income and based on, as if, 10,386,250 shares of common stock were outstanding for all of the fiscal year. The pro forma shares outstanding are based on (i) 7,460,000 shares outstanding for the Company at December 31, 1994, (ii) 40,000 shares issued on January 9, 1995, per the terms of a consulting agreement,
(iii) 931,250 shares sold through a private placement which was completed in March 1995 and (iv) an additional 1,955,000 shares sold through an initial public offering in October 1995.


14.  SUBSEQUENT EVENTS

         In January 1997, the Company under its stock option plan cancelled 173,500 options previously issued at $9.00 and $8.50 per share and reissued replacement options exercisable at $4.50 per share.

         In January 1997, upon receiving the approval from the Nasdaq, the Company converted all outstanding Series A Preferred Shares to Series B Preferred Shares, which are identical to Series A except for the added right of Series B holders to vote on all matters which may be presented to the shareholders. Each Series B Preferred Share equals a vote of 109 shares of common stock.

         On March 27, 1997, the holders of the Preferred Shares converted all their remaining 10,000 Preferred Shares to 3,139,594 shares of Common Stock.

        If such Preferred Stock were converted as of January 1, 1996 the pro forma net income applicable to Common Stock and net income per share are as follows:

                                            Historical           Pro Forma
                                            Year Ended           Year Ended
                                         December 31, 1996   December 31, 1996
                                         -----------------   -----------------
Net income                                  $   578,713           $  578,713
Preferred stock:
  Cash dividends paid or accrued               (226,648)
  Accounting deemed dividends                (5,000,000)
                                            -----------           ----------
                                             (5,226,648)
                                            -----------           ----------
Net income (loss) applicable to
  Common Stock                              $(4,647,935)          $  578,713
                                            ===========           ==========

Net income (loss) per share
  Net income                                      $0.06                $0.04
  Preferred stock
    Cash dividends paid or accrued                (0.02)
    Accounting deemed dividend                    (0.48)
                                            -----------           ----------
                                                  (0.50)
                                            -----------           ----------
Net income (loss) per share applicable
  to common stock                            $    (0.44)          $     0.04
                                            ===========           ==========
Weighted average common stock outstanding    10,495,010           14,151,416
                                            ===========           ==========

15.  SELECTED QUARTERLY FINANCIAL DATA (UNAUDITED)

         Selected, summarized quarterly financial data for the four quarters of fiscal year ended December 31, 1996 and for the third and fourth quarters of fiscal year ended December 31, 1995 are as follows:

1996     (in thousands, except per share data)    First       Second        Third         Fourth
--------------------------------------------------------------------------------------------------
         Revenues                                 $ 7,735      $ 8,001       $10,923       $13,501
         Gross profit                               5,388        5,465         7,514         9,312
         Net income                                   320           91             9           159
         Net income applicable to common
            stock                                     320           91        (1,199)       (3,860)
         Net income (loss) applicable to
            common share                          $  0.03      $  0.01       $ (0.11)(1)    $(0.37)

         Weighted average
             common shares outstanding         10,386,250   10,481,244    10,485,472    10,541,241

1995                                                                        Third         Fourth
--------------------------------------------------------------------------------------------------
         Revenues                                                            $ 6,862       $ 7,142
         Gross profit                                                          4,694         4,813
         Net income applicable to common stock                                   295           213
         Pro forma net income per common share                               $   .03       $   .02

         Pro forma common shares outstanding                              10,386,250    10,386,250

COMMON STOCK DATA

1996                                               First       Second       Third         Fourth
--------------------------------------------------------------------------------------------------
      Price range:
         High                                   $  8 5/8     $  8 5/8     $ 10 3/8      $ 9 3/8
         Low                                    $  7 7/8     $  7         $  5 5/8      $ 4 1/8

1995                                                                                      Fourth
--------------------------------------------------------------------------------------------------
      Price range:
         High                                                                           $  8 1/2
         Low                                                                            $  7

(1) The Company has restated its third quarter net income (loss) applicable to common shares and net income (loss) per share in accordance with the recent position of the Securities and Exchange Commission regarding accounting for Preferred Stock which is convertible at a discount from market price for Common Stock. The Company has reflected an accounting "deemed dividend". This accounting deemed dividend, which has been reflected in the third and fourth quarters, is a non-cash, non-recurring accounting entry for determining income (loss) applicable to Common Stock and income (loss) per share.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

               None.

                                    PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

               The information required by this Item with respect to directors and compliance with Section 16(a) of the Securities Exchange Act of 1934 is incorporated herein by reference to the information contained in the Proxy Statement relating to the Annual Meeting of Shareholders to be held on May 27, 1997 which will be filed with the Securities and Exchange Commission no later than 120 days after the close of the year ended December 31 1996. Information with respect to executive officers is included in Part I of this Form 10-K.

ITEM 11.  EXECUTIVE COMPENSATION

               The information required by this Item is incorporated herein by reference to the information contained in the Proxy Statement relating to the Annual Meeting of Shareholders to be held on May 27, 1997, which will be filed with the Securities and Exchange Commission no later than 120 days after the close of the year ended December 31 1996.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

               The information required by this Item is incorporated herein by reference to the information contained in the Proxy Statement relating to the Annual Meeting of Shareholders to be held on May 27, 1997, which will be filed with the Securities and Exchange Commission no later than 120 days after the close of the year ended December 31 1996.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

               The information required by this Item is incorporated herein by reference to the information contained in the Proxy Statement relating to the Annual Meeting of Shareholders to be held on May 27, 1997, which will be filed with the Securities and Exchange Commission no later than 120 days after the close of the year ended December 31 1996.

                                     PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

               (a)(1) List of Financial Statements

                      The combined financial statements are filed as Item 8 of
                      Part II of this Form 10-K.

               (a)(2) List of Financial Statement Schedules

               None.

               (a)(3) List of Exhibits

        Exhibit
        Number                           Description
        ------                           -----------
         3.1      Articles of Incorporation, as amended (including Second
                  Amended and Restated Certificate of Determination of Rights of
                  Series A Preferred Shares and Certificate of Determination of
                  Rights of Series B Preferred Shares).

         3.2      Bylaws of the Company, incorporated by reference to Exhibit
                  3.2 of the Company's Registration Statement on Form S-1, as filed on July 18, 1995 (Registration No. 33-94724), and declared effective by the Securities and Exchange Commission on October 20, 1995 (referred to herein as the "Registration
                  Statement").

         4.1 Specimen Common Stock Certificate of the Company, incorporated by reference to Exhibit 4.1 of the Registration Statement..

         4.2      Specimen Series A Stock Certificate of the Company.

         4.3      Specimen Series B Stock Certificate of the Company.

         4.4 Specimen Common Stock Purchase Warrant, incorporated by reference to Exhibit 10.2 of the Company's Report on Form 8-K for August 22, 1996 (the "Waterton 8-K").

         4.5      Form of Underwriter's Warrant, incorporated by reference to
                  Exhibit 4.2 of the Registration Statement 10.1 Form of
                  Employment Agreement of Isaac Starkman, incorporated by reference to Exhibit 10.1 of the Registration Statement.

         10.2 Form of Employment Agreement of Guy Starkman, incorporated by reference to Exhibit 10.2 of the Registration Statement.

         10.3 Form of Employment Agreement of Jason Starkman, incorporated by reference to Exhibit 10.3 of the Registration Statement.

         10.4 Legal Services Agreement of Marc Levin, incorporated by reference to Exhibit 10.4 of the Registration Statement.

        Exhibit
        Number                           Description
        ------                           -----------
         10.5     Form of Indemnification Agreement with officers and directors, incorporated by reference to Exhibit 10.5 of the Registration
                  Statement.

         10.6 Jerry's Famous Deli, Inc. Stock Option Plan, incorporated by reference to Exhibit 10.6 of the Registration Statement.

         10.7     Lease Agreement, Encino, incorporated by reference to Exhibit
                  10.8 of the Registration Statement.

         10.9     Lease Agreement, Marina del Rey, incorporated by reference to
                  Exhibit 10.9 of the Registration Statement.

         10.9     Lease Agreement, West Hollywood, incorporated by reference to
                  Exhibit 10.10 of the Registration Statement.

         10.10 Lease Agreement, West Hollywood - Parking Lot #1, incorporated by reference to Exhibit 10.11 of the Registration Statement.

         10.11 Lease Agreement, West Hollywood - Parking Lot #2, incorporated by reference to Exhibit 10.12 of the Registration Statement.

         10.12 Lease Agreement, West Hollywood Adjacent, incorporated by reference to Exhibit 10.13 of the Registration Statement.

         10.13    Lease Agreement, Westwood, incorporated by reference to
                  Exhibit 10.14 of the Registration Statement.

         10.14    Lease Agreement, Studio City, incorporated by reference to
                  Exhibit 10.15 of the Registration Statement.

         10.15 Lease Agreements, Corporate Offices, incorporated by reference to Exhibit 10.16 of the Registration Statement.

         10.16 JFD-Encino Agreement of Limited Partnership, incorporated by reference to Exhibit 10.17 of the Registration Statement.

         10.17    Purchase Agreement, Pasadena, incorporated by reference to
                  Exhibit 10.18 of the Registration Statement.

         10.18    Bank of America Loan Agreement, incorporated by reference to
                  Exhibit 10.19 of the Registration Statement

         10.19 United Mizrahi Bank Loan Agreement, incorporated by reference to Exhibit 10.20 of the Registration Statement.

         10.20    New Corporate Office Leases, incorporated by reference to
                  Exhibit 10.21 of the Registration Statement.

         10.21 Amendment to the Corporate Offices Lease, incorporated by reference to Exhibit 10.22 of the Registration Statement.

         10.22    Underwriting Agreement between the Company and The Boston
                  Group, L.P., as Representative of the Several Underwriters named therein, incorporated by reference to Exhibit 1.1 of the Registration Statement.

        Exhibit
        Number                           Description
        ------                           -----------

         10.23    Amendment to Bank of America Loan Agreement dated March 27,
                  1996, incorporated by reference to Exhibit 10.25 of the Company's Annual Report on Form 10-K for the year ended
                  December 31, 1995 (the "1995 10-K").

         10.24    Amendment to United Mizrahi Bank Loan Agreement dated March 1,
                  1996, incorporated by reference to Exhibit 10.26 of the 1995
                  10-K.

         10.25 Agreement of Purchase and Sale of Marina del Rey property dated March 25, 1996, incorporated by reference to Exhibit
                  10.27 of the 1995 10-K.

         10.26    Lease Agreement dated as of March 28, 1996 for the Costa Mesa,
                  California property, incorporated by reference to Exhibit
                  10.28 of the 1995 10-K..

         10.27    Asset Purchase Agreement, dated June 11, 1996, among the
                  Company, Solley's, Inc. and Sol Zide, incorporated by reference to Exhibit 10.1 of the Company's 10-K for June 30,
                  1996 ("Solley's 8-K").

         10.28    Lease - Shopping Center Form, dated August 31, 1993, between
                  Sol Zide and Plaza International, incorporated by reference to
                  Exhibit 10.2 of the Solley's 8-K.

         10.29    Amendment to Lease, dated April 4, 1996, between Sol Zide and
                  Plaza International, incorporated by reference to Exhibit 10.3 of the Solley's 8-K.

         10.30 Landlord Consent and Amendment to Lease, dated April 4, 1996, between the Company and Plaza International, incorporated by reference to Exhibit 10.4 of the Solley's 8-K.

         10.31    Shopping Center Lease, dated April 2, 1984, between Solley's
                  Inc. and WRAM Development Company, incorporated by reference to Exhibit 10.5 of the Solley's 8-K.

         10.32 First Amendment to Shopping Center Lease, dated March 6, 1992, between Solley's, Inc. and WRAM Development Company, incorporated by reference to Exhibit 10.6 of the Solley's 8-K.

         10.33 Landlord Consent and Amendment to Lease, dated May 6, 1996, among the Company, Solley's, Inc. and WRAM Development
                  Company, incorporated by reference to Exhibit 10.7 of the Solley's 8-K.

         10.34    Private Securities Subscription Agreement and Registration
                  Rights Agreement, incorporated by reference to Exhibit 10.1 of the Waterton 8-K.

         10.35 Letter Agreements dated August 22, 1996 between the Company and Waterton Management, L.L.C., incorporated by reference to
                  Exhibit 10.2 of the Waterton 8-K.

         10.36    Letter Agreement dated August 22, 1996 between The Starkman
                  Family Trust and Waterton Management, L.L.C., incorporated by reference to Exhibit 10.3 of the Waterton 8-K.

         10.37 Amendment to Lease Agreement dated August 1, 1995 for Westwood property, incorporated by reference to Exhibit 10.29 of the 1995 10-K.

        Exhibit
        Number                           Description
        ------                           -----------

         10.38    Asset Purchase Agreement, dated August 2, 1996, among the
                  Company, One Hundred Seventy-Second Collins Corp., L. Jules
                  Arkin, as Trustee of the L. Jules Arkin Living Trust, Rosalie
                  Arkin and Stanley H. Arkin, as Trustees of The Norman Arkin
                  Living Trust, Stanley H. Arkin, Lewis Zachary Cohen, Barbara
                  R. Rodriguez, Robin Sherwood f/k/a Robyn Sherwood, Susan
                  Spatzer and Steven Stamler, incorporated by reference to
                  Exhibit 10.1 of the Company's Report on Form 8-K for September
                  9, 1996.

         10.39    Consulting Agreement dated March 27, 1997 between Kenneth J.
                  Abdalla, Waterton Management, LLC and Jerry's Famous Deli.

         21.1 Subsidiaries, incorporated by reference to Exhibit 21.1 of the 1995 10-K.

         27       Financial Data Schedule

                  (b) The Company filed no Reports on Form 8-K during the last quarter of 1996.

                                   SIGNATURES

               Pursuant to the requirements of the Securities Exchange Act of 1934 the registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Los Angeles, State of California, on March 29, 1997.

                                       JERRY'S FAMOUS DELI, INC.



                                       By: s/ISAAC STARKMAN
                                          -----------------------------------
                                          Isaac Starkman, Chief Executive
                                          Officer


Signature                         Capacity                               Date
---------                         --------                               ----
By: s/ISAAC STARKMAN              Director, Chief Executive Officer      March 29, 1997
----------------------------      and Chairman of the Board
 Isaac Starkman



By: s/GUY STARKMAN                Director                               March 29, 1997
-----------------------------
Guy Starkman


By: s/JASON STARKMAN              Director                               March 29, 1997
-----------------------------
 Jason Starkman


By: s/CHRISTINA STERLING          Chief Financial Officer and            March 29, 1997
-----------------------------     Principal Accounting Officer
 Christina Sterling


By: s/PAUL GRAY                   Director                               March 29, 1997
------------------------------
Paul Gray

By: s/STANLEY SCHNEIDER           Director                               March 29, 1997
------------------------------
Stanley Schneider