Form 10-Q
period 1997-03-31
JERRYS FAMOUS DELI INC
filed 1997-05-14
CIK 948308

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D. C. 20549
                                    FORM 10-Q


(MARK ONE)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended March 31, 1997

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

            For the transition period from ___________ to __________


                          Commission File No. 33-94724


                            JERRY'S FAMOUS DELI, INC.
             (Exact name of registrant as specified in its charter)



           California                                  95-3302338
-------------------------------              -----------------------------------
(State or Other Jurisdiction of             (I.R.S. Employer Identification No.)
Incorporation or Organization)


        12711 Ventura Boulevard, Suite 400, Studio City, California 91604
                    (Address of Principal Executive Offices)


                                 (818) 766-8311
                -------------------------------------------------
              (Registrant's Telephone Number, Including Area Code)

  ---------------------------------------------------------------------------
              (Former name, former address and former fiscal year,
                         if changed since last report)


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

YES    X     NO
    -----       -----

                      APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date. As of April 30, 1997, outstanding common shares totaled 14,010,155 .

                            JERRY'S FAMOUS DELI, INC.

                                      INDEX

                                                                                                Page
                                                                                                Number

                         PART I - FINANCIAL INFORMATION

Item 1.  Consolidated Financial Statements

         Consolidated Balance Sheets as of March 31, 1997 and December 31, 1996.................    2

         Consolidated Statements of Operations for the Three Months Ended
         March 31, 1997 and March 31, 1996......................................................    3

         Consolidated Statements of Cash Flows for the Three Months Ended
         March 31, 1997 and March 31, 1996......................................................    4

         Notes to Consolidated Financial Statements.............................................    5


Item 2.  Management's Discussion and Analysis of Financial Condition and
         Results of Operations

         Results of Operations..................................................................    7

         Liquidity and Capital Resources........................................................    8


                           PART II - OTHER INFORMATION

Items 1. through 6..............................................................................   10


         Signatures.............................................................................   11

                            JERRY'S FAMOUS DELI, INC.
                           CONSOLIDATED BALANCE SHEETS

                                                                     March 31,      December 31,
                                                                        1997           1996
                                                                        ----           ----
ASSETS
Current assets
   Cash and cash equivalents                                        $ 2,596,580   $ 4,145,265
   Accounts receivable, net                                             488,907       347,148
   Inventory                                                            377,000       420,819
   Prepaid expenses                                                     675,387       471,202
   Preopening costs                                                     355,436       549,607
   Income taxes receivable                                                8,174       210,153
                                                                    -----------   -----------
           Total current assets                                       4,501,484     6,144,194

Property and equipment, net                                          26,278,670    25,694,476

Organization costs                                                       96,419
                                                                                      104,483
Deferred income taxes                                                   322,056       322,056
Goodwill and covenants not to compete                                 3,791,277     3,868,909
Other assets                                                            468,160       428,867
                                                                    -----------   -----------

           Total assets                                             $35,458,066   $36,562,985
                                                                    ===========   ===========

LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities
   Accounts payable                                                 $ 2,035,536   $ 3,350,099
   Accrued expenses                                                   1,494,988     1,641,784
   Sales tax payable                                                    387,408       434,379
   Deferred income and income taxes                                     103,441        15,699
   Current portion of long-term debt                                    578,739       578,739
   Current portion of obligations under capital leases                   11,250        20,722
                                                                    -----------   -----------
            Total current liabilities                                 4,611,362     6,041,422

Long-term debt                                                        5,815,274     5,959,959
Deferred credits                                                        480,602       496,578
                                                                    -----------   -----------
           Total liabilities                                         10,907,238    12,497,959

Minority interest                                                       464,963       440,998

Shareholders' equity
   Preferred stock Series A, no par, 5,000,000 shares authorized;
      no shares issued or outstanding at March 31, 1997 and
      10,000 issued or outstanding at December 31, 1996                      --     9,153,078
   Common stock, no par value, 60,000,000 shares authorized,
      14,042,655 and 10,838,062 issued and outstanding at
      March 31, 1997 and December 31, 1996, respectively             23,385,234    14,175,109
   Retained earnings                                                    700,631       295,841
                                                                    -----------   -----------
           Total shareholders' equity                                24,085,865    23,624,028
                                                                    -----------   -----------
           Total liabilities and shareholders' equity               $35,458,066   $36,562,985
                                                                    ===========   ===========



    The accompanying notes are an integral part of these financial statements

                            JERRY'S FAMOUS DELI, INC.
                      CONSOLIDATED STATEMENTS OF OPERATIONS

                                                         Three Months Ended March 31,
                                                              1997           1996
                                                              ----           ----
Revenues                                                 $ 14,811,756    $  7,734,528
Cost of sales                                               4,378,917       2,346,173
                                                         ------------    ------------
      Gross profit                                         10,432,839       5,388,355

Operating expenses
   Labor                                                    5,518,866       2,669,200
   Occupancy and other                                      1,800,136       1,023,739
   Occupancy - related party                                  178,224          45,000
General and administrative expenses                         1,202,689         769,627
Depreciation and amortization expenses                        957,624         281,290
                                                         ------------    ------------
      Total expenses                                        9,657,539       4,788,856
                                                         ------------    ------------

      Income from operations                                  775,300         599,499

Other income (expense)
   Interest income                                             31,860          77,774
   Interest expense                                          (153,741)        (39,085)
   Other income, net                                              415           6,534
                                                         ------------    ------------
      Income before provision for income taxes and
         minority interest                                    653,834         644,722

Provision for income taxes                                    200,200         214,000
Minority interest                                              47,150         110,540
                                                         ------------    ------------

      Net income                                         $    406,484    $    320,182
                                                         ============    ============



Net income per share:
   Primary                                               $       0.04    $       0.03
                                                         ============    ============
   Fully diluted                                         $       0.03    $       0.03
                                                         ============    ============

  Weighted average common shares outstanding - primary     11,048,864      10,386,250
                                                         ============    ============
  Weighted average common shares outstanding -
    fully diluted                                          13,318,964      10,492,591
                                                         ============    ============












        The accompanying notes are an integral part of these consolidated financial statements

                            JERRY'S FAMOUS DELI, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                     Three Months Ended March 31,
                                                                          1997           1996
                                                                          ----           ----
Cash flows from operating activities:
   Net income                                                        $   406,484    $   320,182
                                                                     -----------    -----------
   Adjustments to reconcile net income to net cash used in
      operating activities
      Depreciation and amortization                                      957,624        281,290
      Gain on sale of assets                                                (631)            --
      Minority interest                                                   47,150        110,540
      Deferred income taxes                                               (3,925)        11,133
      Deferred income                                                     91,667             --
      Changes in assets and liabilities
         Accounts receivable - related party                                  --         16,020
         Accounts receivable                                            (141,759)      (122,996)
         Inventory                                                        43,819        (29,497)
         Prepaid expenses                                               (204,185)      (158,984)
         Preopening costs                                                 (4,230)      (110,781)
         Other assets                                                    (40,986)         5,695
         Organization costs                                                   --         (3,826)
         Accounts payable                                             (1,314,563)      (792,598)
         Accrued expenses                                               (146,796)       (49,374)
         Sales tax payable                                               (46,971)        31,723
         Income taxes payable                                            201,979         57,867
         Deferred credits                                                (15,976)        (2,968)
                                                                     -----------    -----------

            Total adjustments                                           (577,783)      (756,756)
                                                                     -----------    -----------

            Net cash used in operating activities                       (171,299)      (436,574)
                                                                     -----------    -----------

Cash flows from investing activities:
   Purchases of equipment and leasehold improvements                    (554,791)       (89,003)
   Additions to improvements - land, building and leasehold             (349,860)      (294,966)
   Additions to construction-in-progress                                (356,440)    (1,270,913)
   Purchase of land                                                           --         (2,477)
   Purchase of building and related purchase option payments                  --       (744,510)
   Proceeds from sale of fixed assets                                      4,000             --
                                                                     -----------    -----------

            Net cash used in investing activities                     (1,257,091)    (2,401,869)
                                                                     -----------    -----------

Cash flows from financing activities:
   Borrowings from credit facility                                            --          3,165
   Payments on credit facility                                                --        (40,000)
   Borrowings on long-term debt                                               --             --
   Payments on long-term debt                                           (144,685)        (1,997)
   Advances to related parties                                                --     (1,128,450)
   Capital lease payments                                                 (9,472)       (12,110)
   Distribution paid to shareholder                                           --         (6,534)
   Dividends paid to minority shareholders                               (23,185)       (26,133)
   Proceeds from exercise of 65,000 warrants, net of related costs        57,047             --
                                                                     -----------    -----------

            Net cash used by financing activities                       (120,295)    (1,212,059)
                                                                     -----------    -----------

            Net decrease in cash and cash equivalents                 (1,548,685)    (4,050,502)

Cash and cash equivalents, beginning of period                         4,145,265      7,214,412
                                                                     -----------    -----------

Cash and cash equivalents, end of period                             $ 2,596,580    $ 3,163,910
                                                                     ===========    ===========




              The accompanying notes are an integral part of these
                       consolidated financial statements

                            JERRY'S FAMOUS DELI, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


1.   BASIS OF PRESENTATION AND ORGANIZATION:

Basis of Presentation

         The accompanying consolidated financial statements of Jerry's Famous Deli, Incorporated and its subsidiaries ("the Company") for the three months ended March 31, 1997 and March 31, 1996 have been prepared in accordance with generally accepted accounting principles and with the instructions to Form 10-Q and Article 10 of Regulation S-X. These financial statements have not been audited by independent accountants, but include all adjustments (consisting of normal recurring adjustments) which are, in Management's opinion, necessary for a fair presentation of the financial condition, results of operations and cash flows for such periods. However, these results are not necessarily indicative of results for any other interim period or for the full year. The December 31, 1996 balance sheet financial statement is derived from audited financial statements included in the Company's December 31, 1996 Form 10-K.

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

Organization

         The accompanying consolidated financial statements consist of Jerry's Famous Deli, Incorporated ("JFD--Inc."), a California corporation and JFD-Encino ("JFD--Encino"), a California limited partnership. JFD--Inc. and JFD--Encino operate family oriented, full-service restaurants. These entities are collectively referred to as "Jerry's Famous Deli, Inc." or the "Company."
         JFD--Inc. and JFD--Encino include the operations of the Southern California restaurants located in Studio City, Encino, Marina del Rey, West Hollywood, Pasadena, Westwood, Sherman Oaks and Woodland Hills and Rascal House, which is located in Florida. A tenth restaurant in Costa Mesa, California, is under renovation and is scheduled to open in the third quarter of 1997.
         In January 1997, the Company under its stock option plan cancelled 173,500 options previously issued at $9.00 and $8.50 per share and reissued replacement options exercisable at $4.50 and $4.95 per share.
         Also in January 1997, the Company converted all outstanding Series A Preferred Shares to Series B Preferred Shares, which are identical to Series A execpt for the added right of Series B holders to vote on all matters which may be presented to the shareholders. Each Series B Preferred Share equals a vote of 109 shares of common stock.
         On March 27, 1997, the holders of the Series B Preferred Shares converted all remaining 10,000 shares outstanding to 3,139,593 shares of common stock.


2.   INCOME TAXES

         The Company accounts for income taxes in accordance with Statement of Financial Accounting Standard ("SFAS") No. 109 "Accounting for Income Taxes." SFAS No. 109 prescribes the use of the liability method to compute the differences between the tax bases of assets and liabilities and related financial reporting amounts using currently enacted future tax laws and rates. Under SFAS No. 109 the effect on deferred taxes of a change in tax rates is recognized in income in the period that includes the enactment date. The estimated deferred tax credit, principally resulting from temporary differences in the recognition of depreciation expense for financial statement and tax reporting purposes, as of March 31, 1997, was approximately $12,000.

3.   Supplemental Cash Flow Information

                                                                                          Three Months Ended March 31,
                                                                                            1997                  1996
                                                                                            ----                  ----
Supplemental cash flow information:
   Cash paid for:
        Interest                                                                       $   155,000            $    41,564
        Income taxes                                                                   $     3,500            $   145,000
Supplemental information on noncash investing and financing activities:
        Preferred Stock converted into common stock                                    $ 9,153,078                     --
        Decrease in deferred costs capitalized  to
              construction-in-progress                                                          --            $   (11,882)
        Purchase of restaurant                                                         $        --            $ 3,250,000
        Write off of fully depreciated capital leases                                  $   124,062                     --


4.   Net Income Per Share and Pro Forma Data

        Net income per common share for the 1997 and 1996 three-month periods are based on the weighted average number of common shares outstanding. Fully diluted shares outstanding include outstanding stock options utilizing the treasury stock method.


5.   Impact of Recent Accounting Pronouncements:

        In February 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards ("SFAS") No. 128, "Earnings Per Share." SFAS No. 128 supersedes and simplifies the existing computational guidelines under Accounting Principles Board Opinion No. 15, "Earnings Per Share." It is effective for financial statements issued for periods ending after December 15, 1997. Among other changes, SFAS No. 128 eliminates the presentation of primary EPS and replaces it with basic EPS for which common stock equivalents are not considered in the computation. It also revises the computation of diluted EPS. It is not expected that the adoption of SFAS No. 128 will have a material impact on the earnings per share results reported by the Company under the Company's current capital structure.

          MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                           AND RESULTS OF OPERATIONS

General

        The following table presents for the three months ending March 31, 1997 and 1996, the Consolidated Statements of Operations of the Company expressed as percentages of total revenue. The results of operations for the first three months of 1997 are not necessarily indicative of the results to be expected for the full year ending December 31, 1997.

                                                  Percentage of Total Revenue
                                                  ---------------------------
                                                  Three Months Ended March 31,
                                                  ----------------------------
                                                      1997             1996
                                                      ----             ----
Revenues                                              100.0%            100.0%
Cost of sales
      Food                                             27.1              27.7
      Other                                             2.5               2.6
                                                      -----             -----
Total cost of sales                                    29.6              30.3
                                                      -----             -----
Gross profit                                           70.4              69.7

Operating expenses
      Labor                                            37.3              34.5
      Occupancy and other                              13.3              13.8
                                                      -----             -----
        Total operating expenses                       50.6              48.3
General and administrative expenses                     8.1              10.0
Depreciation and amortization expenses                  6.5               3.7
                                                      -----             -----
        Total expenses                                 65.2              62.0
                                                      -----             -----
Income from operations                                  5.2               7.7

Interest income                                         0.2               1.0
Interest expense                                       (1.0)             (0.5)
Other income (loss), net                                 --               0.1
                                                      -----             -----
Income before provision for income taxes and
      minority interest                                 4.4               8.3

Provision for income taxes                              1.4               2.9
Minority interest                                       0.3               1.4
                                                      -----             -----
        Net income                                      2.7%              4.0%
                                                      =====             =====

RESULTS OF OPERATIONS


        Net income rose approximately $86,000 to approximately $406,000, or 27.0%, for the 1997 quarter from approximately $320,000 for the 1996 quarter. The increase in net income was primarily due to increased revenue from additional restaurants opened or acquired during 1996, partially offset by increases in expenses related to the openings and operations of the new restaurants.

        Revenues increased $7,077,000, or 91.5%, to $14,812,000 for the 1997 three-month period from $7,735,000 for the 1996 three-month period. The four restaurants opened or acquired since March 31, 1996, contributed revenues of $7,061,000 to the 1997 period. Management has noted that the Company may be experiencing a seasonal influence on revenues from its Southern California restaurants, as revenues in the fourth quarter of 1996 and first quarter of 1997 were higher than those of the second and third quarters of 1996. Management also expects to experience higher revenues in the first and fourth quarters of 1997 from the Rascal House restaurant, consistent with the tourist season in Florida.

         As a percentage of revenues, cost of sales decreased 0.7 percentage point to 29.6% in 1997 from 30.3% in 1996. Of the 0.7 percentage point decrease, the cost of food, which comprises over 90% of cost of sales, contributed a 0.6 percentage point reduction. The major portion of this decrease results from lower costs of bakery goods, a substantial amount of which are now supplied to Jerry's Southern California restaurants by the Company's Sherman Oaks bakery. Also, as indicated in earlier reports, management attributes part of this decrease to its continuing program of more effective buying, improved cost control and better financial liquidity since the Company's October 1995 Public Offering. As a result of decreased cost of sales, gross profit improved as a percentage of revenues to 70.4% for 1997 from 69.7% for 1996.

         Total expenses, as a percentage of revenues, increased 3.2 percentage points to 65.2% for the three months ended March 31, 1997 from 62.0% for the three months ended March 31, 1996. The largest component of the increase was the $676,000 increase in amortization and depreciation expense, to $958,000 in 1997 from $281,000 in 1996. Since February 1996, depreciation expense has been recorded for three newly-opened or purchased buildings and amortization expense has been recorded for covenants not to compete and goodwill, arising from the July 1996 purchase of the two Solley's restaurants and the September 1996 purchase of the Rascal House restaurant. Partially offsetting the additional building depreciation expense is a 1.0 percentage point decrease in rental expense, as a result of the Company's purchase of the three restaurant properties.

         Labor expense, as a percentage of revenues, increased 2.8 percentage points to 37.3% for the 1997 quarter from 34.5 % for the 1996 quarter. Labor expense in 1997 was 38.2% for the five restaurants opened or acquired in 1996, compared to 33.9% for the four restaurants which have been in operation for more than two years. Newly-opened restaurants commonly incur relatively higher labor costs during the first several months after opening until predictable customer usage patterns are developed. Over the next several months, the labor costs of these new restaurants are expected to decrease into line with average labor costs for the more well established Jerry's restaurants. Also, the Sherman Oaks bakery, which was purchased in July 1996, contributed $142,000, or 1.0 percentage points, of the 1997 increase in labor costs. Since the bakery currently produces a substantial amount of baked goods for Jerry's restaurants in Southern California, the increase in labor costs from the operation of the bakery are offset by the decrease in food costs at the restaurants.

         General and administrative expenses, as a percentage of revenues, decreased 1.9 percentage points to 8.1% from 10.0% due to increases in many general and administrative expenses at rates less than the growth of revenues. General and administrative expenses of approximately $362,000, representing approximately 30.1% of total general and administrative expenses in the 1997 quarter, relate directly to restaurant operations, including insurance, employee benefits and other expenses. This portion of general and administrative expenses is expected to increase as new restaurants are opened and/or acquired. Management labor expense was reduced by $30,000 in the 1997 quarter, as a result of the partial waiver of the performance incentive bonus of executive officers.

         The increase in interest expense of $115,000 to $154,000 for the 1997 three-month period from $39,000 for the 1996 three-month period, resulted primarily from interest expense on the $3,250,000 Marina del Rey mortgage note and the $2,500,000 Bank of America term loan, which originated in March and May 1996, respectively.


LIQUIDITY AND CAPITAL RESOURCES

         The Company's capital requirements are primarily for the development, construction and equipping of new restaurants. Generally, the Company leases the property and extensively remodels the existing building. Based on historic experience each new restaurant requires between $2,000,000 and $3,000,000 for remodeling and purchasing of equipment.

         The Company is continuing its current plans for expansion and plans to open its tenth restaurant in Costa Mesa, California, in the third quarter of 1997. Funds to complete the renovation of the Costa Mesa building will come primarily from the remaining proceeds from the August and November 1996 issuance of 12,000 shares of preferred stock.

         The Company has a revolving line of credit in the aggregate amount of $965,000 from United Mizrahi Bank, which terminates in April 1998. As of March 31, 1997, the Company had no amounts outstanding under this revolving line of credit.

         Management believes that cash on hand, cash flows from operations and its available credit line will be sufficient to finance the completion of the Costa Mesa restaurant and operation of the Company's existing restaurants. Management is currently seeking new locations for development or acquisition of restaurants in California, Las Vegas, Chicago and Florida. In planning for future expansion and its anticipated capital needs, management is investigating other sources of financing, including equity and/or debt financing. Future growth is dependent on the Company obtaining additional capital.

         Statements made herein that are not historical facts are forward looking statements and are subject to a number of risk factors, including the public's acceptance of the Jerry's Famous Deli format in each new location, consumer trends in the restaurant industry, competition from other restaurants, the costs and delays experienced in the course of remodeling or building new restaurants, the amount and rate of growth of administrative expenses associated with building the infrastructure needed for future growth, the availablility, amount, type and cost of financing for the Company and general economic conditions and other factors.

                           PART II - OTHER INFORMATION


Items 1 through 6.   Not applicable.

                                   SIGNATURES


         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                               JERRY'S FAMOUS DELI, INC.



Date:   May 12, 1997           By:
                                 -----------------------------------------------
                                          Isaac Starkman
                                          Chief Executive Officer and Chairman
                                          of the Board of Directors



                               By:
                                 -----------------------------------------------
                                          Christina Sterling
                                          Chief Financial Officer