Form 10-Q
period 1997-06-30
JERRYS FAMOUS DELI INC
filed 1997-08-05
CIK 948308

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D. C. 20549
                                    FORM 10-Q


(MARK ONE)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended June 30, 1997

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

               For the transition period from ___________ to ____________


                          Commission File No. 33-94724


                            JERRY'S FAMOUS DELI, INC.
             (Exact name of registrant as specified in its charter)


             California                             95-3302338
             ----------                             ----------
   (State or Other Jurisdiction of      (I.R.S.Employer Identification No.)
    Incorporation or Organization)


        12711 Ventura Boulevard, Suite 400, Studio City, California 91604
        -----------------------------------------------------------------
                    (Address of Principal Executive Offices)


                                 (818) 766-8311
                                 --------------
              (Registrant's Telephone Number, Including Area Code)


           -----------------------------------------------------------
              (Former name, former address and former fiscal year,
                         if changed since last report)


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

YES    X     NO
    -------     -------

                      APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date. As of July 18, 1997, outstanding common shares totaled 14,210,155.

                            JERRY'S FAMOUS DELI, INC.

                                      INDEX


                                                                                            Page
                                                                                           Number

                         PART I - FINANCIAL INFORMATION

Item 1.   Consolidated Financial Statements

          Consolidated Balance Sheets as of June 30, 1997 and December 31, 1996 .........    2

          Consolidated Statements of Operations for the Three Months and Six Months Ended
          June 30, 1997 and June 30, 1996 ...............................................    3

          Consolidated Statements of Cash Flows for the Six Months Ended
          June 30, 1997 and June 30, 1996 ...............................................    4

          Notes to Consolidated Financial Statements ....................................    5


Item 2.   Management's Discussion and Analysis of Financial Condition and
          Results of Operations

          Results of Operations .........................................................    7

          Liquidity and Capital Resources ...............................................    9


                           PART II - OTHER INFORMATION

Items 1. through 6 ......................................................................   10


          Signatures ....................................................................   11

                            JERRY'S FAMOUS DELI, INC.
                           CONSOLIDATED BALANCE SHEETS

                                                                           JUNE 30,         DECEMBER 31,
                                                                             1997              1996
                                                                          -----------       -----------
ASSETS

Current assets
   Cash and cash equivalents                                              $   567,257       $ 4,145,265
   Accounts receivable, net                                                   405,878           347,148
   Inventory                                                                  377,000           420,819
   Prepaid expenses                                                         1,773,031           471,202
   Preopening costs                                                           247,404           549,607
   Income taxes receivable                                                    157,449           210,153
                                                                          -----------       -----------
           Total current assets                                             3,528,019         6,144,194

Property and equipment, net                                                27,492,924        25,694,476

Organization costs                                                             91,042           104,483
Deferred income taxes                                                         322,056           322,056
Goodwill and covenants not to compete                                       3,739,524         3,868,909
Other assets                                                                  476,684           428,867
                                                                          -----------       -----------

           Total assets                                                   $35,650,249       $36,562,985
                                                                          ===========       ===========

LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities
   Accounts payable                                                       $ 1,645,448       $ 3,350,099
   Accrued expenses                                                         1,667,458         1,641,784
   Sales tax payable                                                          192,474           434,379
   Deferred income and income taxes                                            49,517            15,699
   Current portion of long-term debt                                          578,739           578,739
   Current portion of obligations under capital leases                          7,110            20,722
                                                                          -----------       -----------
            Total current liabilities                                       4,140,746         6,041,422

Long-term debt                                                              5,670,589         5,959,959
Deferred credits                                                              464,626           496,578
                                                                          -----------       -----------
           Total liabilities                                               10,275,961        12,497,959

Minority interest                                                             486,068           440,998


Shareholders' equity
     Preferred stock Series A, no par, 5,000,000 shares authorized, no shares issued or outstanding at June 30, 1997 and
     10,000 issued or outstanding at December 31, 1996                           --           9,153,078
Common stock, no par value, 60,000,000 shares authorized,
     14,210,155  and 10,838,062 issued and outstanding at
     June 30, 1997 and December 31, 1996, respectively                     24,032,032        14,175,109
 Retained earnings                                                            856,188           295,841
                                                                          -----------       -----------
           Total shareholders' equity                                      24,888,220        23,624,028
                                                                          -----------       -----------


           Total liabilities and shareholders' equity                     $35,650,249       $36,562,985
                                                                          ===========       ===========



        The accompanying notes are an integral part of these consolidated financial statements

                            JERRY'S FAMOUS DELI, INC.
                      CONSOLIDATED STATEMENTS OF OPERATIONS


                                                 THREE MONTHS ENDED JUNE 30,      SIX MONTHS ENDED JUNE 30,
                                                    1997            1996            1997            1996
                                                ------------    ------------    ------------    ------------

Revenues                                        $ 13,026,122    $  8,001,601    $ 27,837,878    $ 15,736,129
Cost of sales                                      4,035,500       2,536,996       8,414,417       4,883,169
                                                ------------    ------------    ------------    ------------
      Gross profit                                 8,990,622       5,464,605      19,423,461      10,852,960

Operating expenses
   Labor                                           4,735,456       2,711,068      10,254,322       5,380,268
   Occupancy and other                             1,679,070       1,005,290       3,479,206       2,029,029
   Occupancy - related party                         160,434          45,000         338,658          90,000
General and administrative expenses                1,091,232       1,082,782       2,293,921       1,852,409
Depreciation and amortization expenses               905,383         370,777       1,863,007         652,067
                                                ------------    ------------    ------------    ------------
            Total expenses                         8,571,575       5,214,917      18,229,114      10,003,773
                                                ------------    ------------    ------------    ------------

      Income from operations                         419,047         249,688       1,194,347         849,187

Other income (expense)
   Interest income                                     9,040          30,739          40,900         108,513
   Interest expense                                 (151,877)       (116,491)       (305,618)       (155,576)
   Other income, net                                  (1,776)          7,534          (1,361)         14,068
                                                ------------    ------------    ------------    ------------
      Income before provision for income
         taxes and minority interest                 274,434         171,470         928,268         816,192

Provision for income taxes                            75,800          60,000         276,000         274,000
Minority interest                                     44,771          20,676          91,921         131,216
                                                ------------    ------------    ------------    ------------


      Net income                                $    153,863    $     90,794    $    560,347    $    410,976
                                                ============    ============    ============    ============


Net income per common share:
   Primary                                      $       0.01    $       0.01    $       0.04    $       0.04
                                                ============    ============    ============    ============


   Fully diluted                                $       0.01    $       0.01    $       0.04    $       0.04
                                                ============    ============    ============    ============




Weighted average common shares
   outstanding - primary                          14,043,432      10,481,244      12,554,693      10,476,241
                                                ============    ============    ============    ============

Weighted average common shares
   outstanding - fully diluted                    14,043,432      10,481,244      14,046,433      10,486,918
                                                ============    ============    ============    ============




        The accompanying notes are an integral part of these consolidated financial statements

                            JERRY'S FAMOUS DELI, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS


                                                                         SIX MONTHS ENDED JUNE 30,
                                                                           1997             1996
                                                                       -----------      -----------
Cash flows from operating activities:
   Net income                                                          $   560,347      $   410,976
                                                                       -----------      -----------
   Adjustments to reconcile net income to net cash provided by operating activities
      Depreciation and amortization                                      1,863,007          652,067
      Gain on sale of assets                                                (2,756)            --
      Minority interest                                                     91,921          131,216
      Deferred income taxes                                                 (7,850)          22,266
      Deferred income                                                       41,668             --
      Changes in assets and liabilities
         Accounts receivable                                               (58,730)         (77,990)
         Inventory                                                          43,819          (58,997)
         Prepaid expenses                                                 (551,829)        (160,091)
         Preopening costs                                                  (15,191)        (332,677)
         Other assets                                                      (47,818)           1,627
         Organization costs                                                   --             (3,826)
         Accounts payable                                               (1,704,651)        (129,260)
         Accrued expenses                                                   25,674           33,306
         Sales tax payable                                                (241,905)         (88,971)
         Deferred income and income taxes payable                           20,752         (190,923)
                                                                       -----------      -----------

            Total adjustments                                             (543,889)        (202,253)
                                                                       -----------      -----------

            Net cash provided by operating activities                       16,458          208,723
                                                                       -----------      -----------

Cash flows from investing activities:
   Additions to equipment                                                 (767,946)      (1,210,774)
   Additions to improvements - land, building and leasehold               (482,871)        (832,384)
   Additions to construction-in-progress                                (1,954,661)      (2,119,678)
   Funds in excrow for purchase of Solley's, Inc. assets                      --         (2,543,500)
   Purchase of land                                                           --             (2,477)
   Purchase of building and related purchase option payments                  --           (764,068)
   Proceeds from sale of fixed assets                                        7,000             --
                                                                       -----------      -----------

            Net cash used in investing activities                       (3,198,478)      (7,472,881)
                                                                       -----------      -----------

Cash flows from financing activities:
   Borrowings from credit facility                                            --            303,165
   Payments on credit facility                                                --            (70,000)
   Borrowings on long-term debt                                               --          2,500,000
   Payments on long-term debt                                             (289,370)          (3,044)
   Advances to related parties                                                --         (1,128,450)
   Capital lease payments                                                  (13,612)         (24,229)
   Distribution paid to shareholder                                           --            (13,068)
   Dividends paid to minority shareholders                                 (46,851)         (52,266)
   Proceeds from exercise of 65,000 warrants, net of related costs          57,048             --
   Purchase of Company's common stock                                     (103,203)            --
                                                                       -----------      -----------
            Net cash (used in) provided by financing activities           (395,988)       1,512,108
                                                                       -----------      -----------

            Net decrease in cash and cash equivalents                   (3,578,008)      (5,752,050)

Cash and cash equivalents, beginning of period                           4,145,265        7,214,412
                                                                         ---------        ---------

Cash and cash equivalents, end of period                               $   567,257      $ 1,462,362
                                                                       ===========      ===========


        The accompanying notes are an integral part of these consolidated financial statements

                            JERRY'S FAMOUS DELI, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


1.   BASIS OF PRESENTATION AND ORGANIZATION:

Basis of Presentation

      The accompanying consolidated financial statements of Jerry's Famous Deli, Incorporated and its subsidiaries ("the Company") for the three and six months ended June 30, 1997 and June 30, 1996 have been prepared in accordance with generally accepted accounting principles and with the instructions to Form 10-Q and Article 10 of Regulation S-X. These financial statements have not been audited by independent accountants, but include all adjustments (consisting of normal recurring adjustments) which are, in Management's opinion, necessary for a fair presentation of the financial condition, results of operations and cash flows for such periods. However, these results are not necessarily indicative of results for any other interim period or for the full year. The December 31, 1996 balance sheet is derived from the audited financial statements included in the Company's December 31, 1996 Form 10-K.
      Certain information and footnote disclosures normally included in financial statements in accordance with generally accepted accounting principles have been omitted pursuant to requirements of the Securities and Exchange Commission. Management believes that the disclosures included in the accompanying interim financial statements and footnotes are adequate to make the information not misleading, but should be read in conjunction with the consolidated financial statements and notes thereto included in the the Company's Form 10-K for the preceding fiscal year.

Organization

      The accompanying consolidated financial statements consist of Jerry's Famous Deli, Incorporated ("JFD--Inc."), a California corporation and JFD-Encino ("JFD--Encino"), a California limited partnership. JFD--Inc. and JFD--Encino operate family oriented, full-service restaurants. These entities are collectively referred to as "Jerry's
Famous Deli, Inc." or the "Company."
      JFD--Inc. and JFD--Encino include the operations of the Southern California restaurants located in Studio City, Encino, Marina del Rey, West Hollywood, Pasadena, Westwood, Sherman Oaks and Woodland Hills and Rascal House, which is located in Florida. A tenth restaurant in Costa Mesa, California, is under renovation and is scheduled to open in the third quarter of 1997.
      On March 28, 1997, the Company announced that Kenneth Abdalla had assumed the office of President on an interim basis with the specific objective of assisting in the execution of the Company's acquisition and expansion strategy. In connection therewith, the Company entered into a consulting agreement with Kenneth Abdalla and a company affiliated with him for services to be provided to the Company through December 1998 in consideration of 200,000 shares of common stock to Kenneth Abdalla and $600,000 to his affiliated company.
      In April 1997, the Company purchased at costs of $3.06 and $3.50 per share and retired 32,500 shares of its common stock.


2.   INCOME TAXES

      The Company accounts for income taxes in accordance with Statement of Financial Accounting Standard ("SFAS") No. 109 "Accounting for Income Taxes." SFAS No. 109 prescribes the use of the liability method to compute the differences between the tax bases of assets and liabilities and related financial reporting amounts using currently enacted future tax laws and rates. Under SFAS No. 109 the effect on deferred taxes of a change in tax rates is recognized in income in the period that includes the enactment date. The estimated deferred tax credit, principally resulting from temporary differences in the recognition of depreciation expense for financial statement and tax reporting purposes, as of June 30, 1997, was approximately $8,000.


3.   SUPPLEMENTAL CASH FLOW INFORMATION


                                                       Six Months Ended June 30,
                                                         1997             1996
                                                       --------         --------
Supplemental cash flow information:
     Cash paid for:
          Interest ...........................         $307,000         $188,000
          Income taxes .......................         $233,000         $435,000

Supplemental information on noncash investing and financing activities:
      Preferred stock converted into common stock .....................   $ 9,153,000          --
      Decrease in deferred costs capitalized  to
          construction-in-progress ....................................          --     $   (22,000)
      Purchase of restaurant ..........................................   $      --     $ 3,250,000
      Write off of fully depreciated capital leases, equipment and
            leasehold improvements ....................................   $   169,000          --
      Issuance of 200,000 unregistered common shares in connection
            with a consulting agreement ...............................   $   750,000          --


4.   NET INCOME PER SHARE

      Net income per common share for the 1997 and 1996 three-month and six-month periods are based on the weighted average number of common shares outstanding. Fully diluted shares outstanding include outstanding stock options utilizing the treasury stock method.


5.   IMPACT OF RECENT ACCOUNTING PRONOUNCEMENTS

      In February 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards ("SFAS") No. 128, "Earnings Per Share." SFAS No. 128 supercedes and simplifies the existing computational guidelines under Accounting Principles Board Opinion No. 15, "Earnings Per Share." It is effective for financial statements issued for periods ending after December 15, 1997. Among other changes, SFAS No. 128 eliminates the presentation of primary EPS and replaces it with basic EPS for which common stock equivalents are not considered in the computation. It also revises the computation of diluted EPS. It is not expected that the adoption of SFAS No. 128 will have a material impact on the earnings per share results reported by the Company under the Company's current capital structure.


6.   SUBSEQUENT EVENTS

      On July 24, 1997, the Company obtained a $2,500,000 term loan collateralized by certain real and personal property of Rascal House restaurant. The loan bears interest at the LIBOR rate for one-, two- or three-month periods plus 2.5%, up to a maximum rate of 11.0% and will mature on August 1, 2004. The proceeds of approximately $2,455,000 will primarily be used for the development or acquisition of new restaurants.

           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                            AND RESULTS OF OPERATIONS

GENERAL

      The following table presents for the three and six months ending June 30, 1997 and 1996, the Consolidated Statements of Operations of the Company expressed as percentages of total revenue. The results of operations for the first six months of 1997 are not necessarily indicative of the results to be expected for the full year ending December 31, 1997.

                                                       PERCENTAGE OF TOTAL REVENUE
                                                       ---------------------------
                                           THREE MONTHS ENDED JUNE 30,  SIX MONTHS ENDED JUNE 30,
                                           ---------------------------  -------------------------
                                               1997         1996           1997         1996
                                              ------       ------         ------       ------
Revenues                                       100.0%       100.0%         100.0%       100.0%
Cost of sales
      Food                                      27.8         28.7           27.4         28.2
      Other                                      3.2          3.0            2.8          2.8
                                              ------       ------         ------       ------
Total cost of sales                             31.0         31.7           30.2         31.0
                                              ------       ------         ------       ------

Gross profit                                    69.0         68.3           69.8         69.0

Operating expenses
      Labor                                     36.4         33.9           36.8         34.2
      Occupancy and other                       14.1         13.2           13.7         13.5
      Total operating expenses                  50.5         47.1           50.5         47.7
General and administrative expenses              8.4         13.5            8.3         11.7
Depreciation and amortization expenses           6.9          4.6            6.7          4.2
                                              ------       ------         ------       ------
      Total expenses                            65.8         65.2           65.5         63.6
                                              ------       ------         ------       ------

Income from operations                           3.2          3.1            4.3          5.4

Interest income                                  0.1          0.4            0.1          0.7
Interest expense                                (1.2)        (1.5)          (1.1)        (1.0)
Other income, net                                0.0          0.1            0.0          0.1
                                              ------       ------         ------       ------

Income before provision for income
      taxes and minority interest                2.1          2.1            3.3          5.2

Provision for income taxes                       0.6          0.7            1.0          1.8
Minority interest                                0.3          0.3            0.3          0.8
                                              ------       ------         ------       ------

      Net income                                 1.2%         1.1%           2.0%         2.6%
                                              ======       ======         ======       ======


RESULTS OF OPERATIONS

Three Months Ended June 30, 1997 Compared to Three Months Ended June 30,
1996

      Revenues for the three months ended June 30, 1997 increased $5,025,000, or 62.8%, to $13,026,000 for the 1997 quarter from $8,002,000 for the 1996 quarter.
Included in this increase are revenues of over $5,736,000 from the four restaurants and the bakery opened or acquired since June 30, 1996 ("new store restaurants").

      Revenue for the same five restaurants ("same store restaurants") operated during both periods decreased approximately $511,000 or 6.6%. Most of this decrease in revenue occurred at the Pasadena and Encino restaurants and was primarily due to increased competition in both areas. In addition, the December 1996 opening of the Woodland Hills restaurant has temporarily drawn customers away from Encino restaurant. In response, management has taken a number of corrective actions. At Encino a banquet room was created and the "Take Out" area was expanded while marketing efforts have been increased for the Pasadena restaurant. The recent repaving by the City of Pasadena of the pathway leading from the main boulevard should improve the foot traffic to the Pasadena restaurant and lead to the reopening of the outside patio, which has been closed since March 1997. In addition, both the Encino and Pasadena restaurants have improved their retail merchandising by installing display cases of bakery goods supplied by the Company's Sherman Oaks bakery.

      Cost of sales, as a percentage of revenues, decreased 0.7 percentage point to 31.0% for the 1997 quarter from 31.7% for the 1996 quarter. The cost of food, which comprises over 90% of cost of sales, decreased 0.9 percentage point to 27.8% for 1997 from 28.7% for 1996. A major factor for the decrease is the lower cost of bakery goods, a substantial amount of which is supplied to Jerry's Southern California restaurants by the Company's Sherman Oaks bakery. Also, the Company's continuing program of more effective buying, improved cost controls and growing volume purchasing, due to additional restaurants, contributed toward lower prices on dry goods, which savings was partially offset by price increases in coffee, beef and paper products. The 0.2% percentage point increase in other cost of sales is primarily due to cost of sales for catering services. As a result of lower cost of sales, gross profit increased as a percentage of revenues to 69.0% for 1997 from 68.3% for 1996.

      Operating expenses, which include all restaurant level operating costs, including, but not limited to, labor, rent, laundry, maintenance, utilities and repairs, as a percentage of revenues, increased 3.4 percentage points to 50.5% for the 1997 quarter from 47.1% for the 1996 quarter. Labor increased 2.5 percentage points to 36.4% for 1997 from 33.9% for 1996. On March 1, 1997, the minimum wage was increased in California to $5.00 from $4.75 an hour, which affected approximately 50% of the employees in each California restaurant. Newly-opened restaurants commonly incur relatively higher labor costs during the first several months after opening until predictable customer patterns are developed. Over the next several months, the labor costs of the new store restaurants are expected to decrease. In addition, at Rascal House restaurant, located in southern Florida, a 1997 second quarter seasonal decline in revenue did not bring about a comparable decrease in labor costs. In June 1997, management took corrective action by, during the off season, reducing overtime and staffing and closing the restaurant between 1:00 am and 6:00am from Sunday through Thursday. The same reduction in operating hours was introduced in two Southern California restaurants. Occupancy expenses increased 0.9 percentage point to 14.1% for 1997 from 13.2% for 1996, which resulted principally from slight increases in supplies, utilities and rent expense.

      Overall, general and administrative expenses increased only $8,000, or 0.8%, in the 1997 quarter over the 1996 quarter. Therefore, as a percentage of revenues, general and administrative expenses decreased 5.1 percentage points to 8.4% in 1997 from 13.5% in 1996. Management labor expense was reduced in the 1997 quarter due to the waiver of the 1997 quarterly performance incentive bonus for three executive officers.

      Depreciation and amortization expense, as a percentage of revenue, increased 2.3 percentage points or approximately $535,000, to 6.9% for the 1997 quarter from 4.6% for the 1996 quarter. The increase is primarily the result of the July 1996 and the September 1996 acquisitions, and related agreements, of the Solley's restaurants and Rascal House restaurant, respectively.

Six Months Ended June 30, 1997 Compared to Six Months Ended June 30, 1996

      Revenues increased $12,102,000, or 76.9%, to $27,838,000 for the 1997 six-month period from $15,736,000 for the 1996 six-month period. The four restaurants and the bakery, opened or acquired since June 30, 1996, contributed revenues of approximately $12,797,000 in 1997. Revenues for the same five restaurants operated during both six-month periods, decreased approximately $573,000, or 3.7%. Most of this decrease is attributible to the Encino restaurant for the reasons discussed in the quarter-to-quarter comparison. In addition, the Company has noticed an increase in seasonality in certain of its restaurants, particularly with Rascal House in Florida.

      Cost of sales, as a percentage of revenues, decreased 0.8 percentage point, to 30.2% for the 1997 period from 31.0% for the 1996 period. As discussed above, the lower costs of bakery goods and the Company's continuing program of more effective buying, improved cost controls and growing volume purchasing continue to lower food prices, more than offsetting both seasonal and other price increases. Lower cost of sales improved gross profit 0.8 percentage point, to 69.8% from 69.0%.

      Income from operations, as a percentage of revenues, decreased 1.1 percentage points to 4.3% for 1997 from 5.4% for 1996. The increases in depreciation and amortization expense and labor more than offset decreases in cost of sales and general and administrative expenses.

      Labor expense, as a percentage of revenues, increased 2.6 percentage points, primarily due to the same factors as those discussed above with respect to the second quarter. In addition, the federal minimum wage was increased on October 1, 1996 to $4.75 from $4.25 an hour, which affected approximately 50% of the employees in each restaurant.

      General and administrative expenses, as a percentage of revenues, decreased 3.4 percentage points to 8.3% for 1997 from 11.7% for 1996 due to increases in many general and administrative expenses at rates less than the growth of revenues. As new restaurants are opened and/or acquired, certain general and administrative expenses, relating directly to restaurant operations including insurance, employee benefits and others, are expected to increase.

      Interest income, as a percentage of revenues, decreased approximately 0.6 percentage point to 0.1% for 1997 from 0.7% for 1996, which was primarily due to the usage of funds received from the October 1995 Public Offering.


LIQUIDITY AND CAPITAL RESOURCES

      The Company's capital requirements are primarily for the development, construction and equipping of new restaurants. Generally, the Company leases the property and extensively remodels the existing building for each new restaurant. Based on historic experience, each new restaurant requires between $2,000,000 and $3,000,000 for remodeling and purchasing of equipment.

      The Company is continuing its current plans for expansion and plans to open its tenth restaurant in Costa Mesa, California, in August 1997. Funds to complete the renovation of the Costa Mesa building will come primarily from the remaining proceeds from the August and November 1996 issuance of 12,000 shares of preferred stock. Such shares were subsequently converted on March 27, 1997 into common stock.

      The Company has a revolving line of credit in the aggregate amount of $965,000 from United Mizrahi Bank, which terminates in April 1998. As of June 30, 1997, the Company had no amounts outstanding under this revolving line of credit.

      Management believes that cash on hand, cash flows from operations and its available credit line will be sufficient to finance the completion of the Costa Mesa restaurant and operation of the Company's existing restaurants. Management is currently seeking new locations for development or acquisition of restaurants in California, Las Vegas, Chicago and Florida. In planning for future expansion and the resulting capital needs of the Company, management is evaluating other sources of financing, including equity and/or debt financing. Future growth could be dependent upon the Company obtaining additional capital.

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


Items 1. through 3.   Not applicable.

Item 4.  Submission of Matters to a Vote of Security Holders.

      On May 27, 1997, the Company held its Annual Meeting of Shareholders. Shareholders voted upon the election of directors and upon the ratification of Coopers & Lybrand, L.L.P., as the Company's independent public accountants for the fiscal year ending December 31, 1997. Isaac Starkman, Guy Starkman, Jason Starkman, Paul Gray, Stanley Schneider and Kenneth Abdalla, all of whom were directors prior to the Annual Meeting and were nominated by management for re-election, were re-elected at the meeting. The following votes were cast for each nominees:

                  Name                   For          Authority
                  ----                   ---          Withheld
                                                      ---------
            Isaac Starkman             9,954,663       50,410
            Guy Starkman               9,947,750       57,323
            Jason Starkman             9,938,400       66,673
            Paul Gray                  9,968,503       36,570
            Stanley Schneider          9,968,503       36,570
            Kenneth Abdalla            9,962,353       42,720

                The following votes were cast for the ratification of Coopers & Lybrand, L.L.P., as the Company's independent public accountants for the fiscal year ending December 31, 1997: For: 9,982,818; Against: 16,000;
        Abstain: 6,255.

Items 5 and 6.  Not applicable.

                                   SIGNATURES


      Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                    JERRY'S FAMOUS DELI, INC.



Date:   August 1, 1997              By:   /s/ Isaac Starkman
                                       ---------------------------------
                                              Isaac Starkman
                                              Chief Executive Officer and
                                              Chairman of the Board of Directors



                                    By:   /s/ Christina Sterling
                                       ---------------------------------
                                              Christina Sterling
                                              Chief Financial Officer