Form 10-Q
period 1997-11-05
JERRYS FAMOUS DELI INC
filed 1997-11-12
CIK 948308

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D. C. 20549
                                    FORM 10-Q


(MARK ONE)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended September 30, 1997

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

            For the transition period from ___________ to __________


                          Commission File No. 33-94724


                            JERRY'S FAMOUS DELI, INC.
             (Exact name of registrant as specified in its charter)


         California                                   95-3302338
-------------------------------           ------------------------------------
(State or Other Jurisdiction of           (I.R.S. Employer Identification No.)
Incorporation or Organization)


        12711 Ventura Boulevard, Suite 400, Studio City, California 91604
        -----------------------------------------------------------------
                    (Address of Principal Executive Offices)


                                 (818) 766-8311
              ----------------------------------------------------
              (Registrant's Telephone Number, Including Area Code)


   --------------------------------------------------------------------------
              (Former name, former address and former fiscal year,
                         if changed since last report)


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days. YES [X]    NO [ ]



                      APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date. As of October 17, 1997, outstanding common shares totaled 14,210,155.

                            JERRY'S FAMOUS DELI, INC.

                                      INDEX



                                                                                                      Page
                                                                                                     Number
                                        PART I - FINANCIAL INFORMATION
Item 1.     Consolidated Financial Statements

            Consolidated Balance Sheets as of September 30, 1997 and December 31, 1996.............    2

            Consolidated Statements of Operations for the Three Months and Nine Months
            Ended September 30, 1997 and September 30, 1996........................................    3

            Consolidated Statements of Cash Flows for the Nine Months Ended
            September 30, 1997 and September 30, 1996..............................................    4

            Notes to Consolidated Financial Statements.............................................    5


Item 2.     Management's Discussion and Analysis of Financial Condition and
            Results of Operations

            Results of Operations..................................................................    8

            Liquidity and Capital Resources........................................................   10


                                         PART II - OTHER INFORMATION

Items  1. through 6................................................................................   12

            Signatures.............................................................................   13

                            JERRY'S FAMOUS DELI, INC.
                           CONSOLIDATED BALANCE SHEETS


                                                                              SEPTEMBER 30, DECEMBER 31,
                                                                                 1997           1996
                                                                              -----------   -----------
ASSETS

Current assets
   Cash and cash equivalents                                                  $ 1,593,636   $ 4,145,265
   Accounts receivable, net                                                       302,680       347,148
   Inventory                                                                      437,600       420,819
   Prepaid expenses                                                             2,372,842       471,202
   Preopening costs                                                               219,920       549,607
   Income taxes receivable                                                        282,225       210,153
                                                                              -----------   -----------
           Total current assets                                                 5,208,903     6,144,194

Property and equipment, net                                                    30,045,583    25,694,476

Organization costs, net                                                            82,978       104,483
Deferred income taxes                                                             322,056       322,056
Goodwill and covenants not to compete, net                                      1,854,702     3,868,909
Other assets                                                                      549,672       428,867
                                                                              -----------   -----------

           Total assets                                                       $38,063,894   $36,562,985
                                                                              ===========   ===========

LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities
   Accounts payable                                                           $ 2,251,504   $ 3,350,099
   Accrued expenses                                                               920,360     1,641,784
   Sales tax payable                                                              380,830       434,379
   Deferred income and income taxes                                                20,594        15,699
   Current portion of long-term debt                                              745,057       578,739
   Current portion of obligations under capital leases                              3,020        20,722
                                                                              -----------   -----------
            Total current liabilities                                           4,321,365     6,041,422

Long-term debt                                                                  7,835,348     5,959,959
Deferred credits                                                                  448,650       496,578
                                                                              -----------   -----------
           Total liabilities                                                   12,605,363    12,497,959

Minority interest                                                                 481,766       440,998

Shareholders' equity
   Preferred stock Series A, no par, 5,000,000 shares authorized, no shares issued or outstanding at September 30, 1997 and
      10,000 issued and outstanding at December 31, 1996                             --       9,153,078
   Common stock, no par value, 60,000,000 shares authorized,
      14,210,155  and 10,838,062 issued and outstanding at
      September 30, 1997 and December 31, 1996, respectively                   24,016,532    14,175,109
 Retained earnings                                                                960,233       295,841
                                                                              -----------   -----------
           Total shareholders' equity                                          24,976,765    23,624,028
                                                                              -----------   -----------

           Total liabilities and shareholders' equity                         $38,063,894   $36,562,985
                                                                              ===========   ===========




              The accompanying notes are an integral part of these
                       consolidated financial statements

                           JERRY'S FAMOUS DELI, INC.
                      CONSOLIDATED STATEMENTS OF OPERATIONS



                                                   THREE MONTHS                      NINE MONTHS
                                                ENDED SEPTEMBER 30,              ENDED SEPTEMBER 30,
                                               1997             1996           1997            1996
                                           ------------    ------------    ------------    ------------
Revenues                                   $ 13,796,924    $ 10,922,635    $ 41,634,802    $ 26,658,764
Cost of sales                                 4,402,824       3,408,452      12,817,241       8,291,621
                                           ------------    ------------    ------------    ------------
      Gross profit                            9,394,100       7,514,183      28,817,561      18,367,143

Operating expenses
   Labor                                      5,024,774       4,029,901      15,279,096       9,410,169
   Occupancy and other                        1,843,148       1,430,727       5,322,354       3,444,589
   Occupancy - related party                    155,807         150,000         494,465         255,167
General and administrative expenses           1,117,740         952,023       3,411,661       2,804,432
Depreciation expense                            755,286         573,420       2,158,073       1,181,815
Amortization expense                            195,995         145,387         656,215         189,059
                                           ------------    ------------    ------------    ------------
                  Total expenses              9,092,750       7,281,458      27,321,864      17,285,231
                                           ------------    ------------    ------------    ------------

      Income from operations                    301,350         232,725       1,495,697       1,081,912

Other income (expense)
   Interest income                               24,047          11,215          64,947         119,728
   Interest expense                            (150,690)       (199,550)       (456,308)       (355,126)
   Other income (expense), net                        2           9,441          (1,359)         23,509
                                           ------------    ------------    ------------    ------------
      Income before provision for income
         taxes and minority interest            174,709          53,831       1,102,977         870,023

Provision for income taxes                       51,300           5,900         327,300         279,900
Minority interest                                19,364          39,056         111,285         170,272
                                           ------------    ------------    ------------    ------------

      Net income                           $    104,045    $      8,875    $    664,392    $    419,851
                                           ============    ------------    ============    ------------

Preferred stock:
      Cash dividends paid                                        42,082                          42,082
      Accounting deemed dividends                             1,165,500                       1,165,500
                                                           ------------                    ------------
     Net loss applicable to
         common stock                                      $ (1,198,707)                   $   (787,731)
                                                           ============                    ============

Net income (loss) per common share:
   Primary                                 $       0.01    $      (0.11)   $       0.05    $      (0.08)
                                           ============    ============    ============    ============

   Fully diluted                           $       0.01    $      (0.11)   $       0.05    $      (0.08)
                                           ============    ============    ============    ============


Weighted average common shares
   outstanding - primary                     14,240,688      10,485,472      13,122,769      10,479,317
                                           ============    ============    ============    ============

Weighted average common shares
   outstanding - fully diluted               14,242,092      10,948,990      14,112,267      10,642,494
                                           ============    ============    ============    ============



              The accompanying notes are an integral part of these
                       consolidated financial statements

                           JERRY'S FAMOUS DELI, INC.
                     CONSOLIDATED STATEMENTS OF CASH FLOWS


                                                                          NINE MONTHS ENDED SEPTEMBER 30,
                                                                             1997                1996
                                                                         ------------        ------------
Cash flows from operating activities:
   Net income                                                            $    664,392        $    419,851
                                                                         ------------        ------------
   Adjustments to reconcile net income to net cash provided by operating activities
      Depreciation                                                          2,158,073           1,181,815
      Amortization                                                            656,215             189,059
      Gain on sale of assets                                                   (2,756)             (1,262)
      Minority interest                                                       111,285             170,272
      Deferred income taxes                                                   (11,774)             33,398
      Deferred income                                                          16,669                  --
      Changes in assets and liabilities
         Accounts receivable                                                   44,468             (51,311)
         Inventory                                                            (16,781)            (67,397)
         Prepaid expenses                                                  (1,151,640)           (256,671)
         Preopening costs                                                    (140,816)           (421,504)
         Other assets                                                        (120,805)           (177,613)
         Organization costs                                                        --             (22,971)
         Accounts payable                                                  (1,098,595)            (56,681)
         Accrued expenses                                                    (721,424)            206,479
         Sales tax payable                                                    (53,549)             93,270
         Deferred credits and income taxes receivable                        (120,000)           (374,398)
                                                                         ------------        ------------
            Total adjustments                                                (451,430)            444,485
                                                                         ------------        ------------

            Net cash provided by operating activities                         212,962             864,336
                                                                         ------------        ------------

Cash flows from investing activities:
   Acquisition of restaurants                                                      --          (7,605,392)
   Additions to equipment                                                  (1,970,978)         (2,998,919)
   Additions to improvements - land, building and leasehold                (2,692,446)         (1,264,923)
   Additions to construction-in-progress                                           --          (2,015,201)
   Disposal of transportation equipment                                            --              20,150
   Purchase of building and related purchase option payments                       --            (764,068)
   Proceeds from sale of fixed assets                                           7,000                  --
                                                                         ------------        ------------

            Net cash used in investing activities                          (4,656,424)        (14,628,353)
                                                                         ------------        ------------

Cash flows from financing activities:
   Borrowings from credit facility                                                 --             703,165
   Payments on credit facility                                                     --            (400,000)
   Borrowings on long-term debt                                             2,500,000           2,500,000
   Payments on long-term debt                                                (458,293)             (4,093)
   Payments and advances to related parties                                        --          (1,128,450)
   Capital lease payments                                                     (17,702)            (34,585)
   Cash distributions paid to shareholders                                         --             (21,728)
   Dividends paid to minority shareholders                                    (70,517)            (76,273)
   Proceeds from preferred stock issuance, net                                     --           5,537,441
   Preferred stock dividends paid                                                  --             (42,082)
   Purchase of limited partner interest                                            --            (157,696)
   Proceeds from exercise of 65,000 warrants, net of related costs             57,048                  --
   Registrations costs of the Company's common stock                          (15,500)                 --
   Purchase of the Company's common stock                                    (103,203)                 --
                                                                         ------------        ------------

            Net cash provided by financing activities                       1,891,833           6,875,699
                                                                         ------------        ------------

            Net decrease in cash and cash equivalents                      (2,551,629)         (6,888,318)

Cash and cash equivalents, beginning of period                              4,145,265           7,214,412
                                                                         ------------        ------------

Cash and cash equivalents, end of period                                 $  1,593,636        $    326,094
                                                                         ============        ============


              The accompanying notes are an integral part of these
                       consolidated financial statements

                           JERRY'S FAMOUS DELI, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


1.   BASIS OF PRESENTATION AND ORGANIZATION:

Basis of Presentation

            The accompanying consolidated financial statements of Jerry's Famous Deli, Incorporated and its subsidiaries ("the Company") for the three and nine months ended September 30, 1997 and September 30, 1996 have been prepared in accordance with generally accepted accounting principles and with the instructions to Form 10-Q and Article 10 of Regulation S-X. These financial statements have not been audited by independent accountants, but include all adjustments (consisting of normal recurring adjustments) which are, in Management's opinion, necessary for a fair presentation of the financial condition, results of operations and cash flows for such periods. However, these results are not necessarily indicative of results for any other interim period or for the full year. The December 31, 1996 balance sheet is derived from the audited financial statements included in the Company's December 31, 1996 Form 10-K.

            Certain information and footnote disclosures normally included in financial statements in accordance with generally accepted accounting principles have been omitted pursuant to requirements of the Securities and Exchange Commission. Management believes that the disclosures included in the accompanying interim financial statements and footnotes are adequate to make the information not misleading, but should be read in conjunction with the consolidated financial statements and notes thereto included in the Company's Form 10-K for the preceding fiscal year.

Organization

            The accompanying consolidated financial statements consist of Jerry's Famous Deli, Incorporated ("JFD--Inc."), Jerry's Famous Deli, L.A., Inc., and JFD, Inc., California corporations and JFD-Encino ("JFD--Encino"), a California limited partnership. JFD--Inc. and JFD--Encino operate family oriented, full-service restaurants. These entities are collectively referred to as "Jerry's Famous Deli, Inc." or the "Company."

            JFD--Inc. and JFD--Encino include the operations of the Southern California restaurants located in Studio City, Encino, Marina del Rey, West Hollywood, Pasadena, Westwood, Sherman Oaks, Woodland Hills and Costa Mesa, as well as Rascal House, which is located in Florida.

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

Management Employment Agreement

            Effective July 1, 1997, the employment agreements for the three executive officers were amended and extended. The terms of the amended agreement reduced the base salaries, effective October 1, 1997, and changed the formula for calculating the performance incentive bonus while limiting the bonus to the two top executive officers, effective July 1, 1997.

Reclassification

            Certain amounts in the previously presented financial statements have been reclassified to conform with current period presentation.


2.   INCOME TAXES

            The Company accounts for income taxes in accordance with Statement of Financial Accounting Standards ("SFAS") No. 109 "Accounting for Income Taxes." SFAS No. 109 prescribes the use of the liability method to compute the differences between the tax bases of assets and liabilities and related financial reporting amounts using currently enacted future tax laws and rates. Under SFAS No. 109 the effect on deferred taxes of a change in tax rates is recognized in income in the period that includes the enactment date. The estimated deferred tax credit, principally resulting from temporary differences in the recognition of depreciation expense for financial statement and tax reporting purposes, as of September 30, 1997, was approximately $4,000.

3.   SUPPLEMENTAL CASH FLOW INFORMATION


                                                                               Nine Months Ended September 30,
                                                                                  1997               1996
                                                                               -----------       -----------
Supplemental cash flow information:
   Cash paid for:
            Interest ...................................................       $   475,000       $   365,000
            Income taxes ...............................................       $   413,000       $   595,000

Supplemental information on noncash investing and financing activities:
            Preferred stock converted into common stock ................       $ 9,153,000                --
            Decrease in deferred costs capitalized to
                  construction-in-progress .............................                --       $   (22,000)
            Purchase of restaurant .....................................       $        --       $ 3,250,000
            Write off of fully depreciated capital leases, equipment and
                  leasehold improvements ...............................       $   169,000                --
            Issuance of 200,000 common shares in connection
                  with a consulting agreement ..........................       $   750,000                --
            Based on independent appraisal of owned property,
                  reclassification from: Goodwill to land ..............       $ 1,850,000                --
                                         Building to land ..............       $   100,000                --
            Construction-in-progress balance on January 1;  transferred
                  to leasehold improvements or equipment ...............       $   244,000       $ 4,267,000


4.   NET INCOME PER SHARE

            Net income per common share for the 1997 and 1996 three-month and nine-month periods are based on the weighted average number of common shares outstanding. Fully diluted shares outstanding include outstanding stock options utilizing the treasury stock method.

            In accordance with the recent Securities and Exchange Commission position regarding accounting for Preferred Stock which is convertible at a discount from market price for Common Stock, the Company in its December 31, 1996 Form 10-K reflected an accounting "deemed dividend" for its third and fourth quarters. Accordingly, the Company has restated its 1996 third quarter net income (loss) applicable to common stock for this accounting "deemed dividend," which is a non-cash, non-recurring accounting entry for determining net income (loss) applicable to common stock. This deemed dividend decreased the previously presented net income per common share from $0.00 to $(0.11) and from $0.04 to $(0.08) for the three and nine months ended September 30, 1996, respectively.


5.   IMPACT OF RECENT ACCOUNTING PRONOUNCEMENTS

            In February 1997, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 128, "Earnings Per Share." SFAS No. 128 supersedes and simplifies the existing computational guidelines under Accounting Principles Board Opinion No. 15, "Earnings Per Share." It is effective for financial statements issued for periods ending after December 15, 1997. Among other changes, SFAS No. 128 eliminates the presentation of primary EPS and replaces it with basic EPS for which common stock equivalents are not considered in the computation. It also revises the computation of diluted EPS. It is not expected that the adoption of SFAS No. 128 for the year ended December 31, 1997 will have a material impact on the earnings per share results reported by the Company under the Company's current capital structure.

            Other recently issued standards of the FASB are not expected to affect the Company as conditions to which those standards apply are absent.


6.   APPRAISAL OF OWNED PROPERTY IN FLORIDA

            In September 1996, the Company acquired Wolfie Cohen's Rascal House restaurant, located in Miami Beach, Florida. The acquisition was recorded as a purchase whereby the purchase price, based on available data at the time of acquisition, was allocated first to the acquired tangible assets--land, building, inventory, fixtures and equipment--with the balance recorded as "goodwill." Subsequent to the acquisition and upon completion (in May 1997) of the related appraisal of the land and building, a purchase price reallocation was recorded. The purchase price reallocation resulted in an increase of $1,950,000 to the value of the land and a decrease of $100,000 to the value of the building, with a corresponding decrease of $1,850,000 to goodwill. The cumulative financial statement impact of this purchase price reallocation reflected in the 1997 third quarter Consolidated Statement of Operations resulted with a decrease in amortization and depreciation expense of approximately $30,000.


7.   SUBSEQUENT EVENTS

            In October 1997, the Company received verbal commitments for new lines of credit of $4,000,000 from Bank of Leumi and $2,000,000 from Bank of America. The Company currently has a term loan with Bank of America.

           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                            AND RESULTS OF OPERATIONS

GENERAL

            The following table presents for the three and nine months ending September 30, 1997 and 1996, the Consolidated Statements of Operations of the Company expressed as percentages of total revenue. The results of operations for the first nine months of 1997 are not necessarily indicative of the results to be expected for the full year ending December 31, 1997.



                                                         PERCENTAGE OF TOTAL REVENUE
                                               ------------------------------------------------
                                                  THREE MONTHS                 NINE MONTHS
                                               ENDED SEPTEMBER 30,          ENDED SEPTEMBER 30,
                                               -------------------          -------------------
                                                1997          1996          1997          1996
                                               -----         -----         -----         -----
Revenues                                       100.0%        100.0%        100.0%        100.0%
Cost of sales
      Food                                      29.3          28.2          28.2          28.2
      Other                                      2.6           3.0           2.6           2.9
                                               -----         -----         -----         -----
Total cost of sales                             31.9          31.2          30.8          31.1
                                               -----         -----         -----         -----

Gross profit                                    68.1          68.8          69.2          68.9

Operating expenses
      Labor                                     36.4          36.9          36.7          35.3
      Occupancy and other                       14.5          14.5          14.0          13.9
                                               -----         -----         -----         -----
            Total operating expenses            50.9          51.4          50.7          49.2
General and administrative expenses              8.1           8.7           8.2          10.5
Depreciation and amortization expenses           6.9           6.6           6.7           5.1
                                               -----         -----         -----         -----
            Total expenses                      65.9          66.7          65.6          64.8
                                               -----         -----         -----         -----

Income from operations                           2.2           2.1           3.6           4.1

Interest income                                  0.2           0.1           0.2           0.4
Interest expense                                (1.1)         (1.8)         (1.1)         (1.3)
Other income, net                                0.0           0.1           0.0           0.1
                                               -----         -----         -----         -----
Income before provision for income
      taxes and minority interest                1.3           0.5           2.7           3.3

Provision for income taxes                       0.4           0.0           0.8           1.0
Minority interest                                0.1           0.4           0.3           0.7
                                               -----         -----         -----         -----

            Net income                           0.8%          0.1%          1.6%          1.6%
                                               =====         =====         =====         =====


RESULTS OF OPERATIONS

Three Months Ended September 30, 1997 Compared to Three Months Ended September 30, 1996

            Revenues for the three months ended September 30, 1997 increased $2,874,000, or 26.3%, to approximately $13,797,000 for the 1997 quarter from $10,923,000 for the 1996 quarter. This increase includes revenues of approximately $2,701,000 from the two restaurants acquired or opened since September 9, 1996.

            Revenue for the same eight restaurants and the bakery operated during both the 1997 and 1996 quarters increased approximately $76,000 or 0.7%. Included therein was an increase of $649,000 at the Woodland Hills restaurant netted against decreases of $331,000, $184,000 and $113,000 at the Westwood, Pasadena, and Encino restaurants. A 1996 fourth quarter remodeling of Woodland Hills, which added 155 seats and 1,600 square feet of space, contributed significantly to increased revenues in 1997. As common among many newly-opened restaurants, Westwood has experienced a decrease in revenues following the initial months after opening. Although Encino's revenues decreased from the prior year quarter, they improved 1.9% over the 1997 second quarter, indicating that management's corrective actions, described in the June 30, 1997 Form 10-Q, may be beginning to take effect. The Pasadena restaurant continues to experience decreasing revenues while corrective actions appear not as yet to have arrested this slide in revenues. Also, the June 1997 introduction of "Early Bird Specials" dinners to the remaining Southern California restaurants, in addition to the Sherman Oaks restaurant which had previously offered them, has had some impact on revenues. Management continues to monitor the direction of this restaurant and will implement additional corrective actions as deemed necessary.

            Cost of sales, as a percentage of revenues, increased 0.7 percentage point to 31.9% for the 1997 quarter from 31.2% for the 1996 quarter. The cost of food, which comprises over 90% of cost of sales, increased 1.1 percentage points to 29.3% for 1997 from 28.2% for 1996. The California restaurants have experienced overall rises in the cost of food products. Also, management believes that another factor relates to the "Early Bird Specials" dinners, which are offered daily prior to 6:00 pm at approximately 40% discount from the retail price. They generate less revenue for the same cost of sales. Part of this cost of food increase should be mitigated in the next quarter by a general menu price increase, including the "Early Bird Specials," in mid November. As a result of higher cost of sales, gross profit decreased as a percentage of revenues to 68.1% for 1997 from 68.8% for 1996.

            Operating expenses, which include all restaurant level operating costs, including, but not limited to, labor, rent, laundry, maintenance, utilities and repairs, as a percentage of revenues, decreased 0.5 percentage point to 50.9% for the 1997 quarter from 51.4% for the 1996 quarter. Labor decreased 0.5 percentage point to 36.4% for 1997 from 36.9% for 1996. After Rascal House restaurant experienced a 1997 second quarter seasonal decline in revenue without a comparable decrease in labor costs, management's corrective action in June 1997, as discussed in the Company's June 30, 1997 Form 10-Q, brought about, as a percentage of revenues for that restaurant, a 1.5% decrease in labor expense for the 1997 third quarter. Management believes that the minimum wage increases on October 1, 1996, March 1, 1997 (California only) and September 1, 1997 to $5.15 from $4.25 an hour, which affected approximately 50% of the employees in each restaurant, have not had a significant impact on labor expense for the 1997 quarter.

            General and administrative expenses, as a percentage of revenue, decreased 0.6 percentage point to 8.1% for the 1997 quarter from 8.7% for the 1996 quarter due mostly to increases in many general and administrative expenses at rates less than the growth of revenues. For both the 1997 and 1996 quarters the performance incentive bonuses of approximately $12,000 and $67,000, respectively, have been waived by the applicable executive officers.

            Depreciation and amortization expense, as a percentage of revenue, increased 0.3 percentage point or approximately $232,000, to 6.9% for the 1997 period from 6.6% for the 1996 period. This increase primarily includes additional depreciation expense from the remodeling of the Woodland Hills restaurant, completed in December 1996, and the September 1996 acquisition of the Rascal House restaurant, and an increase in the amortization expense of preopening costs.

            Interest expense, as a percentage of revenue, decreased 0.7 percentage point or approximately $49,000, to 1.1% for the 1997 quarter from 1.8% for the 1996 quarter. This decrease primarily reflects more debt outstanding during the 1996 quarter.

Nine Months Ended September 30, 1997 Compared to Nine Months Ended September 30, 1996

            Revenues increased $14,976,000, or 56.2%, to $41,635,000 for the
1997 nine-month period from $26,659,000 for the 1996 nine-month period. The two restaurants, opened or acquired since September 9, 1996, contributed revenues of approximately $7,700,000 in 1997. The three restaurants and the bakery, opened or acquired in or at the end of the 1996 second quarter, contributed an increase in revenues of $8,110,000 in 1997. Revenues for the five same restaurants operated for both nine-month periods, except Pasadena which opened in February 1996, decreased $809,000, or 3.5%. Most of this decrease is attributable to the Encino and Pasadena restaurants for the reasons noted in the quarter-to-quarter comparison. Seasonality in certain of the restaurants continues to be evident, especially with Rascal House in Florida where the first and fourth quarters appear to be the stronger periods arising from the winter tourist season.

            Cost of sales, as a percentage of revenues, decreased 0.3 percentage point, to 30.8% for the 1997 period from 31.1% for the 1996 period. The cost of food remained the same for both periods at 28.2%. As discussed above, management believes that an overall rise in food costs in Southern California, coupled with the introduction of "Early Bird Specials" dinners contributed toward offsetting earlier quarter cost reductions.

            Income from operations, as a percentage of revenues, decreased 0.5 percentage points to 3.6% for 1997 from 4.1% for 1996. Percentage increases in labor and depreciation and amortization expense were mostly offset by a percentage decrease in general and administrative expenses.

            Labor expense, as a percentage of revenues, increased 1.4 percentage points due to the same factors as those discussed above with respect to the third quarter. Newly-opened restaurants, including the remodeled Woodland Hills restaurant in December 1996 and the Costs Mesa restaurant in September 1997, commonly incur relatively higher labor costs during the first several months after opening until predictable customer patterns are developed. Over the next several months, the labor costs of the new store restaurants are expected to decrease. As stated in the quarterly comparison, management believes that the minimum wage increases since September 30, 1996, which affected approximately 50% of the employees in each restaurant, have had an impact on the 1997 nine month period.

            General and administrative expenses, as a percentage of revenues, decreased 2.3 percentage points to 8.2% for 1997 from 10.5% for 1996 due mostly to increases in many general and administrative expenses at rates less than the growth of revenues. Also, increases in insurance and legal expenses resulted from the five new restaurants opened or acquired since June 1996 as well as from increased premiums in directors and officers insurance; and from legal fees pertaining to litigation in the normal course of business and to contractual agreements entered into or amended during 1997. Further, the replacement of two public relations firms with one approximately six months later resulted in an approximate $63,000 reduction in public relations expense. As new restaurants are opened and/or acquired, certain general and administrative expenses, relating directly to restaurant operations including insurance, employee benefits and others, are expected to increase.

            Depreciation and amortization expense, as a percentage of revenue, increased 1.6 percentage points or approximately $1,443,000, to 6.7% for the 1997 period from 5.1% for the 1996 period. The increase primarily resulted from the July and September 1996 acquisitions, and related agreements, of the Solley's restaurants and the Rascal House restaurant, respectively, additional amortization of preopening costs and the remodeling of the Westwood restaurant.


LIQUIDITY AND CAPITAL RESOURCES

            The Company's capital requirements are primarily for the development, construction and equipping of new restaurants. Generally, the Company leases the property and extensively remodels the existing building for each new restaurant. Based on historic experience, each new restaurant requires between $2,500,000 and $3,500,000 for remodeling and purchasing of equipment.

            On August 19, 1997 the Company opened its tenth restaurant in Costa Mesa, California. Funds to complete the renovation of the Costa Mesa building have come primarily from the remaining proceeds from the August and November 1996 issuance of 12,000 shares of preferred stock.
Such shares were subsequently converted on March 27, 1997 into common stock.

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

            The Company has a revolving line of credit in the aggregate amount of $965,000 from United Mizrahi Bank, which expires in April 1998. As of September 30, 1997, the Company had no amounts outstanding under this revolving line of credit. In October 1997, the Company received verbal commitments aggregating $6,000,000 from two other banks.

            Management believes that cash on hand, cash flows from operations and its available credit lines will be sufficient to finance the operation of the Company's existing restaurants. Management is currently seeking new locations for development or acquisition of restaurants in California, Las Vegas, Chicago and Florida. In planning for future expansion and the resulting capital needs of the Company, management is evaluating other sources of financing, including equity and/or debt financing. Future growth could be dependent upon the Company obtaining additional capital.

            Statements made herein that are not historical facts are forward looking statements and are subject to a number of risk factors, including the public's acceptance of the Jerry's Famous Deli format in each new location, consumer trends in the restaurant industry, competition from other restaurants, the costs and delays experienced in the course of remodeling or building new restaurants, the amount and rate of growth of administrative expenses associated with building the infrastructure needed for future growth, the availability, amount, type and cost of financing for the Company and general economic conditions and other factors.

                           PART II - OTHER INFORMATION


Items 1. through 6.   Not applicable.

                                   SIGNATURES


            Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                          JERRY'S FAMOUS DELI, INC.



Date:   November 10, 1997               By: /s/ Isaac Starkman
                                            ------------------------------------
                                            Isaac Starkman
                                            Chief Executive Officer and Chairman
                                            of the Board of Directors



                                        By: /s/ Christina Sterling
                                            ------------------------------------
                                            Christina Sterling
                                            Chief Financial Officer