Form 10-K405
period 1997-12-31
JERRYS FAMOUS DELI INC
filed 1998-03-31
CIK 948308

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-K
                       THE SECURITIES EXCHANGE ACT OF 1934

|X| ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 [FEE REQUIRED]

                   For the fiscal year ended December 31, 1997
                                       OR

| | TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 [NO FEE REQUIRED]

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

         Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.
YES  X     NO _____ .

         Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES X NO ____ .

         The number of shares of common stock of the Registrant outstanding as of March 11, 1998: 14,210,155 shares.

         The aggregate market value of the outstanding common stock of the Registrant held by non-affiliates of the Registrant, based on the market price at March 11, 1998, was approximately $8,440,160.

                       Documents Incorporated by Reference

         Certain portions of the following documents are incorporated by reference into Part III of this Form 10-K: The Registrant's Proxy Statement for the Annual Meeting of Shareholders to be held May 27, 1998.

                            JERRY'S FAMOUS DELI, INC.

                                     PART I

ITEM 1.  BUSINESS

THE COMPANY

         Jerry's Famous Deli, Inc. (the "Company" or "JFD") is an operator of New York deli-style restaurants. The Company currently operates 10 restaurants, including eight in Southern California operating under the name "Jerry's Famous Deli," one in Southern California operating under the name "Solley's" and one in Miami, Florida, the venerable "Wolfie Cohen's Rascal House." The Company recently acquired an existing location in Boca Raton, Florida, and is currently renovating the location as a Rascal House. In addition, the Company expects to complete its acquisition of The Epicure Market, a well-known gourmet food market in Miami, Florida in April 1998.

         In Southern California, the eight Jerry's Famous Deli restaurants have the look and high energy feel of a New York deli-style restaurant, with Broadway as the theme, and posters and colored klieg lighting creating the setting. The Solley's restaurant in Sherman Oaks, California retains the smaller, family atmosphere its patrons enjoyed for years before it was acquired by the Company in 1996. The Rascal House, in Miami Beach, Florida, has its own unique character that has been popular for over 40 years. However, the true strength of all of the Company's restaurants is in the execution of the extraordinary menus at all of the restaurants. At Jerry's Famous Deli restaurants, customers can choose from a menu of over 600 items, while at Solley's and Rascal House, customers can enjoy their old favorites, along with many of the Jerry's Famous Deli menu items, all prepared with consistency and quality at every location. People come to a Jerry's, Solley's or Rascal House for the food, and they expect their favorite item the same way every time at each location. The Company depends heavily on repeat customers, and it emphasizes consistency, quality and cleanliness in an atmosphere acceptable to the whole family, and appealing to the very different demographics in the clientele at different times of the day. Each of the Company's restaurants offer moderately priced, high quality food for in-store eating, take-out, delivery or catering services, seven days a week operation, and high energy ambiance.

         All of the eight Jerry's Famous Deli restaurants in operation at December 31, 1997 had average annualized sales of approximately $5.8 million per location for the year ended December 31, 1997. Solley's had sales of approximately $3.7 million, and the Rascal House restaurant had sales of approximately $9.5 million for 1997. In the September 1997 issue of The Los Angeles Business Journal, six Jerry's Famous Deli restaurants were listed among the top 25 highest grossing restaurants in Los Angeles County.

         The Company's current objectives are to continue to expand its Southern California and Southern Florida operations, where it can take advantage of its well-known brand names and operational style. In addition, the Company seeks to enter new areas with the acquisition of other well-established deli-style restaurants and markets in larger metropolitan areas. The Company intends to establish clusters of operations within specific regions to maximize brand name recognition and benefit from operating and marketing efficiencies. See "Business -- Market Niche" and "Business --Future Development Strategy." Management may consider additional public or private offerings of its common stock and preferred stock as well as additional debt financing to fund its future expansion efforts. There is no assurance that the Company's financial or growth objectives can be achieved or that additional capital will be available to finance the Company's business plan. See "Risk Factors."

         The Company is organized under the laws of the State of California. The Company's offices are located at 12711 Ventura Boulevard, Suite 400, Studio City, California 91604. Its telephone number is (818) 766-8311.

HISTORY AND BACKGROUND

         The Company was established in 1978 to develop the Jerry's Famous Deli restaurant in Studio City, California. Three additional Jerry's Famous Deli restaurants were opened prior to 1995 in Encino, California (July 1989), Marina del Rey, California (July 1991) and West Hollywood, California (January 1994).

          In October 1995, the Company completed its initial public offering of 1,955,000 shares of Common Stock (the "Public Offering"), which resulted in net proceeds of approximately $9.2 million. The proceeds of the Public Offering were used to finance the opening of new restaurants in 1996.

         The Company opened two new Jerry's Famous Deli restaurants in the first half of 1996, in Pasadena, California (February 1996) and Westwood, California (June 1996). The Company purchased two existing restaurants and an adjoining bakery in Sherman Oaks, California, and Woodland Hills, California, in July 1996. The Sherman Oaks restaurant has continued to operate under the name "Solley's," and the Woodland Hills restaurant was closed for renovation and reopened in December 1996 as a Jerry's Famous Deli.

         In August and November of 1996, the Company sold 12,000 convertible preferred shares to affiliates of Waterton Management, LLC ("Waterton"), raising approximately $11 million. The proceeds of these issuances, together with bank borrowings, were used in connection with the Company's acquisition, renovation and opening of new restaurants. In December 1996 and March 1997, all of the outstanding preferred shares were converted into a total of 3,656,405 shares of Common Stock. Concurrently with the conversion, the Company entered into a consulting agreement with Kenneth J. Abdalla, a director of the Company and managing member of Waterton, to act as the Company's President and to provide advice and consultation with respect to sites to be leased or purchased or other assets or entities to be acquired by the Company through December 31, 1998.

         In September 1996, the Company purchased the real property, building and restaurant business of "Wolfie Cohen's Rascal House," a well known deli-style restaurant in Miami Beach, Florida, which the Company has operated and intends to continue to operate under the name "Wolfie Cohen's Rascal House". The Company has substantially retained and expanded upon the menu and operating format of the restaurant, but the hours of operation of the restaurant have been expanded, and the restaurant has begun delivery service, taking call-in orders for take out, and taking charge cards, all of which were not previously done at Rascal House.

RECENT DEVELOPMENTS

         In August 1997, the Company opened its newest Jerry's Famous Deli restaurant in Costa Mesa, California. The restaurant is a 9,400 square foot facility located adjacent to the South Coast Plaza shopping mall in Orange County, California.

         In December 1997, the Company entered into an agreement to purchase The Epicure Market of Miami Beach, Florida, a family-owned specialty gourmet food store which has been in operation for more than 50 years. The acquisition is scheduled to close in April 1998. The total purchase price for the business is $7.1 million in cash and 934,509 shares of the Company's common stock. Concurrently with the purchase, the Company entered into a 20-year term lease agreement with additional options to renew with affiliates of the seller and five-year term employment agreements with the two family members who, together with their family, have managed the market for over 50 years. The Company plans to increase the interior sales area of the market, install seating for in-house dining, increase store operating hours, and expand into delivery, catering and home meal replacement.

         On January 21, 1998, the Company entered into an agreement to acquire a long-term ground lease on an 11,000 square foot restaurant property located in Boca Raton, Florida. The acquisition closed on February 18, 1998. Under the agreement, the Company acquired the restaurant equipment and other personal property located on the premises, and the seller's liquor license for the restaurant, for a total purchase price of approximately $1.8 million. The Company has closed the restaurant until approximately June 1998 for refurbishment and conversion to a Rascal House restaurant.

EXISTING RESTAURANTS

         The Company operates eight Jerry's Famous Deli restaurants in Southern California, each of which features a Broadway New York theme, with an array of lighting, posters and decor giving a "theatrical" setting. Each of the Jerry's restaurants has a large deli style take-out counter displaying a wide range of deli meats, salads and other prepared foods, along with a bakery display. Most of the Southern California restaurants, including Solley's, provide attractive patio dining, where smoking is permitted, and strategically placed televisions, generally showing sports events, all of which add to the casual atmosphere. The Company's nine Southern California restaurants in operation at the end of 1997 averaged approximately 7,458 square feet of dining and kitchen space and 323 seats.

          The Rascal House features a traditional deli restaurant atmosphere that has been popular with its patrons for over 40 years. When the Company acquired the Rascal House, it substantially retained and expanded upon the existing menu and operating format of the restaurant, but the hours of operation of the restaurant were expanded, and the restaurant began delivery service, taking call-in orders for take out, and taking charge cards, all of which were not previously done at Rascal House. This led to a substantial increase in sales. The Rascal House restaurant consists of over 12,000 square feet of dining and kitchen space and 375 seats. The new Rascal House restaurant which the Company is currently developing in Boca Raton will feature the traditional atmosphere and menu of the Miami Beach original Rascal House, along with all of the new services added when the Company acquired Rascal House.

         All of the restaurants feature an extensive menu emphasizing traditional deli type fare (such as pastrami, corned beef, roast beef and turkey sandwiches, knishes, blintzes, chopped liver, lox and bagels, chicken soup, knockwurst and hot dogs), as well as an extensive assortment of pastas, salads, omelettes, fresh baked breads and desserts, burgers, chicken and steaks. Also offered at most restaurants is a complete line of pizzas, ranging from traditional to specialty items, such as lox pizza, chicken pizza and deli pizza. Most items, other than smoked fish and meat, are prepared on site at each restaurant. Each restaurant also provides bar service.

         Annual sales for 1997 for each of the eight Jerry's Famous Deli restaurants open during all of 1997 ranged from $3.3 million for the Pasadena restaurant, with 295 seats, to $8.3 million for the West Hollywood restaurant, with 375 seats. Annual sales at Solley's in Sherman Oaks, California totaled $3.7 million, with 160 seats. Annual sales at Rascal House for 1997 totaled $9.5 million, with 375 seats. Annualized sales for the newest restaurant in Costa Mesa, California which opened in August 1997, approximated $5.0 million, with 320 seats. Management believes that the Company's high sales volume per restaurant coupled with efficient cost controls enable the Company to offer an excellent value, while permitting the Company to maintain strong operating margins. Based upon its ability to replicate the Jerry's Famous Deli concept in Southern California and the Rascal House concept in Southern Florida, and acquire The Epicure Market in Southern Florida, management believes that it can acquire other famous brand name deli-style restaurants and markets in larger metropolitan areas and achieve operating efficiencies through its management of those operations. All of the Company's restaurants and markets will offer an extensive menu of high quality food for moderate prices in a distinctive environment with superior service.

INDUSTRY BACKGROUND

         Trade magazines estimate that 1997 restaurant industry sales were approximately $320 billion. Within the industry, the casual dining segment includes restaurants with full table service, a variety of contemporary foods, moderate prices and surroundings that appeal to families and a variety of customers. According to the National Restaurant Association Survey for 1997, full service restaurant sales exceeded $104 billion in 1997.

MARKET NICHE

         Management's strategy has been to expand upon well-known brand name restaurants in high profile sites within larger metropolitan areas. Management believes that the Company's commitment to providing attractive locations that stand out in major high traffic areas and a high level of customer service has been its most effective approach to attracting customers. Accordingly, the Company has historically relied primarily on word of mouth to attract new and repeat customers. Management believes that this strategy has enabled its newer restaurants to benefit from the name recognition and reputation for quality developed by existing restaurants. With the acquisition of The Epicure Market scheduled for April 1998, the Company plans to use many of its restaurant operating techniques to enhance the operation of the market. In addition, the Company may seek to acquire similar gourmet market operations in other metropolitan areas in the future and also develop additional locations.

         The Company seeks to distinguish itself from its competitors in the moderately priced, casual dining market segment by offering the following:

         - an extensive menu at each of its restaurants emphasizing traditional deli type fare (such as pastrami, corned beef, roast beef and turkey sandwiches, knishes, blintzes, chopped liver, lox and bagels, chicken soup, knockwurst and hot dogs), as well as pastas, salads, omelettes, fresh baked breads and desserts, burgers, chicken and steaks. All menu selections are prepared with high quality fresh ingredients, attractively presented in generous portions at moderate prices;

         - a full selection of freshly baked breads, bagels and desserts mainly from the Company's own bakeries;

         - a comfortable and attractive setting, in which each of the Company's brand name restaurant groups has its own distinctive character; and

         -        take-out, delivery and catering service.

          The Studio City, Marina del Rey, West Hollywood, Pasadena, Westwood, Woodland Hills, Costa Mesa and Rascal House restaurants have alcoholic beverages available at the table with meals and maintain a full-service bar at which all menu selections are available. The Encino and Sherman Oaks locations offers wine and beer service only. The availability of alcoholic beverages is intended to complement the meal service and is not a primary focus of the restaurant operations at any location. Sale of alcoholic beverages in 1997 accounted for approximately 3% of the Company's revenues.

FUTURE DEVELOPMENT STRATEGY

         The Company's growth strategy is to acquire and expand on well-known brand name restaurants and markets located in major metropolitan areas throughout the United States. With the opening of Jerry's Famous Deli in Costa Mesa, California, the Company executed the initial phase of expansion strategy for the Jerry's Famous Deli concept. With the acquisition of Solley's Deli in 1996, the acquisition of Rascal House in 1996 and the scheduled acquisition of The Epicure Market in April 1998, the Company has executed the second phase of its overall expansion strategy, which is to acquire and expand upon other popular deli-style restaurants and markets, in addition to developing new locations for each of its brand names.

         Management believes there are many deli-style restaurants and gourmet markets in cities around the country with excellent market presence, clientele and staff, and a first or second generation ownership with no exit strategy. The Company will seek to acquire locations with cash, and stock if appropriate, to provide these owners with an exit. The Company will refurbish restaurants and markets it acquires but will seek to retain their distinctive atmosphere. In addition, the Company will consider the expansion of the restaurant's menu if appropriate. The goal of each brand name restaurant acquisition will be to maintain the existing clientele while attracting new business. The acquisition of existing restaurants allows a shorter conversion time, immediate revenues, a ready pool of staffing and penetration of a market with an initial clientele in place that does not have to be lured away from a competitor. Management believes it can acquire existing restaurants and immediately cut food costs by using its national vendor contracts to cut prices, using its cash position to take advantage of discounts and using its computer systems to cut waste in ordering and from other losses. Management further believes it can enhance profitability with its superior charge card processing arrangements, extended hours of operation, expanding delivery and takeout if it is not already in place and by attracting additional clientele with the broader menu.

         In terms of choosing sites for development of new restaurants and markets using one of the Company's brand names, the Company will consider many factors, including demographic information, visibility, traffic patterns, accessibility, proximity to shopping areas, office parks, tourist attractions, residential and commercial development, and area growth prospects and trends.

         Future anticipated capital needs, primarily for development of restaurants, cannot be projected with certainty. The Company generally intends to seek lease locations. Renovation cost for each restaurant will depend in large part upon the style of restaurant being developed. Jerry's Famous Deli restaurant refurbishment costs generally are between $2.0 million to $3.0 million per location, or $267 to $400 per square foot to build out, including renovation, furniture, fixtures, equipment, and pre-opening costs.

         To date, the Company has relied upon bank borrowings, landlord financing and equity contributions from its shareholder and the proceeds of public and private offerings of common and preferred stock to fund growth. The Company may consider additional public or private offerings of additional common stock or preferred stock or debt to fund its future expansion plans.

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

COMPETITION

         The Company's competition includes all restaurant segments and take-out dining establishments. General trends toward in-home or fast food dining alternatives could adversely affect the Company. The Company's competition in the casual dining segment includes numerous types of dining establishments, including deli-style restaurants and a broad range of establishments emphasizing ethnic food, such as Chinese, Italian, and Mexican, as well as a broad range of restaurants serving general American fare, including steakhouses, seafood restaurants and broad general menus such as those served at publicly-held restaurant chains such as The Cheesecake Factory and the Daily Grill. The competition includes numerous single-facility restaurants as well as numerous restaurant chains seeking to use a common name and identity and the management efficiencies that may come with larger size restaurant chains for competitive purposes.

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

         The Company's overall restaurant operating concept incorporates efficient, attentive, and friendly service. New servers participate in at least one week of training during which the employee works under the close supervision of the restaurant's operational management. The Company provides a comprehensive training period for its management personnel.

         The Company has a decentralized system of management for individual restaurants and a training system that promotes, even requires, growth. Each of the Company's restaurants are run on site by managers who place orders and handle all on site issues except those noted below. All managers have cash incentive plans based on performance of their restaurant and generally also receive stock options. The Company's high volume operation provides for the training of new floor and kitchen managers in every restaurant, so that each location is constantly training assistant and alternative shift managers who expect to move up as new locations are opened. In addition, when expanding through acquisitions, the Company obtains experienced staff. Key staff acquired in acquisitions are given intensive training in the restaurants's menu while the computerized point of sale system and oversight is put in place.

         The Company's main office, and a satellite headquarters to be established in Florida, retain functions that provide oversight and control. Contracts and pricing with national vendors are negotiated by the main office and invoices are paid at the main office. The main office also maintains responsibility for monitoring compliance with all labor laws and maintaining all insurance coverage.

         The Company intends to apply many of its operating systems to the operation of The Epicure Market upon completion of its acquisition scheduled for April 1998. In addition, the Company will retain the expertise of its current owner-operators, Harry and Mitchell Thal, who, together with their family, have operated The Epicure Market for over 50 years.

         TAKE-OUT AND DELIVERY OPERATIONS

         The Company's take-out and delivery service is a significant and popular feature of each restaurant and is estimated by management to currently account for approximately 15% to 20% of JFD's total revenue. The take-out counters, with their displays of deli meats, salads, other prepared foods and bakery items, are located in close proximity to the entrance of each restaurant. Therefore, upon entering the restaurant the customer can view a full array of appetizers, deli meats, salads, fish, and freshly baked breads and desserts. All menu items are available for take-out and delivery. Take-out service is available at each restaurant and delivery service is typically available from 6:00 a.m. to 1:00 a.m. daily.

         PURCHASING OPERATIONS

         Key food products and related restaurant supplies are purchased from specified food producers, independent wholesale food distributors and manufacturers. The Company is not materially dependent upon any particular supplier. Each restaurant manager orders supplies directly from an approved list of vendors on an as-needed basis. This process enables the Company to take advantage of volume discounts and ensures the consistent quality of its products and supplies while enabling individual restaurant managers to be efficient in their purchasing procedures, tailored to each specific restaurant. Many supplies are purchased in an unprocessed state, since each restaurant prepares most of its own salads and cooked items, except smoked fish and meat and other prepared foods. This system also allows the restaurants to maintain low inventory levels and ensures freshness.

         The Company believes that the quantities of food and supplies it purchases on a centralized basis enables it to obtain and maintain the desired high quality products at the best available prices. In light of the Company's historical negative working capital, the Company was not able to take advantage of all prompt payment discounts offered by vendors until the completion of the Public Offering. Since the completion of the Public Offering, the Company has been taking advantage of those discounts, and has reduced its costs of sales as a result. See "Management's Discussion and Analysis of Financial Condition and Results of Operations--Results of Operations."

         GOVERNMENT REGULATIONS

         The Company is subject to various federal, state and local laws, rules and regulations affecting its business. Each of the Company's restaurants is subject to licensing and regulation by a number of governmental authorities, which may include alcoholic beverage control, building, land use, access for disabled patrons, health and safety and fire agencies in the state or municipality in which the restaurant is located. Difficulties in obtaining or failures to obtain the required licenses or approvals could delay or prevent the development of a new restaurant in a particular area or adversely affect the operation of an existing restaurant or limit, as with the inability to obtain a liquor or restaurant license, its products and services available at a given restaurant. However, management believes the Company is in compliance in all material respects with all relevant laws, rules, and regulations, and the Company has never experienced abnormal difficulties or delays in obtaining the required licenses or approvals required to open a new restaurant or continue the operation of its existing restaurants. Management is not aware of any environmental regulations that have had or that it believes will have a material adverse effect on the operations of the Company.

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

         The Company is subject to "dram-shop" statutes in California (and possibly in other states in the future as it expands) which generally provide a person injured by an intoxicated person the right to recover damages from an establishment which wrongfully served alcoholic beverages to such person. The Company carries liquor liability coverage as part of its existing comprehensive general liability insurance which it believes is consistent with coverage carried by other entities in the restaurant industry and should protect the Company from possible claims. Even though the Company carries liquor liability insurance, a judgment against the Company under a dram-shop statute in excess of the Company's liability coverage could have a material adverse effect on the Company. The Company has never been the subject of a "dram-shop" claim.

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

EMPLOYEES

         As of March 1, 1998, the Company employed approximately 1,530 employees at its ten restaurants. The Company also employs approximately 20 persons at its corporate administrative office. Historically, the Company has experienced relatively low turnover of key management employees. The Company believes that it maintains favorable relations with its employees. There are no unions or collective bargaining arrangements.

INSURANCE

           The Company maintains worker's compensation insurance and general liability insurance coverage which it believes will be adequate to protect the Company, its business, assets, and operations. There is no assurance that any insurance coverage maintained by the Company will be adequate, that it can continue to obtain and maintain such insurance at all or that the premium costs will not rise to an extent that they adversely affect the Company or the Company's ability to economically obtain or maintain such insurance. In addition, punitive damage awards are generally not covered by such insurance. The Company has obtained $1,000,000 of key man life insurance on the Chief Executive Officer, Isaac Starkman.

TRADEMARKS AND COPYRIGHTS

         The Company has little, if any, trademark protection for the name "Jerry's Famous Deli," although it has a trademark with respect to the initials "JFD." A company unaffiliated with JFD, Jerrico, Inc. ("Jerrico"), registered the service mark "JERRY'S" for use in connection with restaurants prior to its use by JFD. Another company unaffiliated with JFD, Jerry's Systems, Inc. ("Jerry's Systems"), uses the service mark in connection with submarine sandwich shops. Jerry's Systems is currently in litigation with Jerrico seeking to limit Jerrico's registration to the territories of Kentucky and Indiana. JFD and Jerry's Systems have an agreement allowing concurrent use of the service mark, with certain restrictions, for their respective businesses. Therefore, if Jerry's Systems is successful in its litigation with Jerrico, JFD should be able to proceed with its use of the service mark except in Kentucky and Indiana. However, should Jerrico prevail in the litigation, it could challenge JFD's use of the service mark.

         The Company has applications pending for registration of the trademarks "Rascal House" and "Wolfie Cohen's Rascal House."

         The Company has not filed for registration of the Solley's trademark.

ITEM 2.  PROPERTIES

         Leased Properties. The Company's Sherman Oaks (Solley's), Studio City, Encino, West Hollywood, Westwood, Woodland Hills and Costa Mesa restaurants are all on leased premises. The Company owns the furnishings, fixtures and equipment in each of its restaurants. Existing restaurant leases have expirations ranging from 2003 through 2014 (excluding renewal options). Leases typically provide for minimum base rents plus a percentage of gross sales above the minimum base rents, plus payment of certain operating expenses. See Note 7 of Notes to Consolidated Financial Statements for information regarding aggregate minimum rents paid by the Company for recent periods and information regarding the Company's obligation to pay minimum rents in future years. The Westwood restaurant property, as well as the Guy's Place property adjacent to the West Hollywood restaurant and three parking lots which service the West Hollywood restaurant, are leased from The Starkman Family Partnership, which is owned by the Starkman family, principally Isaac Starkman, the controlling beneficial shareholder of the Company. See "Certain Relationships and Related Transactions."

         The Epicure Market and the future restaurant site in Boca Raton will also be held under long-term leases. The Epicure Market lease will be for a 20 year term with four five-year options to renew and an option to purchase. Concurrently with the completion of the acquisition of the Market, the Company will acquire title to an adjacent parking lot. The Boca Raton lease is for a 15 year term, ending in 2013, with five five-year options to renew.

         Purchased Restaurant Properties. The Company owns the land and buildings of its Pasadena and Marina del Rey Jerry's Famous Deli restaurants and the Rascal House restaurant in Miami Beach. In April 1995, the Company purchased the Pasadena restaurant site located at 42 South Delacey Street for $1,675,000. The Company completed construction of a 7,400 square foot building at a cost of approximately $2,894,000, and the new restaurant opened on February 20, 1996. In March 1996, the Company purchased the Marina del Rey property including the 9,300 square foot, 405 seat Jerry's Famous Deli restaurant which has been in operation since 1991, for a total purchase price of $3,963,510, paid $713,510 in cash and $3,250,000 in the form of a collateralized promissory note payable to the Marina Landlord. The note payable to the Marina Landlord provides for interest only payments for five years at 9% per annum, and for principal and accrued interest to be paid in full on March 27, 2001. In September 1996, as part of the purchase of Wolfie Cohen's Rascal House in Miami, Florida, the Company purchased 2.21 acres of land and the 23,000 square foot two story restaurant building. The total purchase price of the real estate, fixtures and equipment of $4,750,000 was paid in full at closing.

         Leased Corporate Offices. The Company leases 7,750 square feet for its corporate offices at Suites 400 and 490, 12711 Ventura Boulevard, Studio City, California.

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

         The cost of opening a new Jerry's Famous Deli restaurant in a leased building, depending upon the location and condition of the premises, has ranged from approximately $2.0 to $3.0 million, or $267 to $400 per square foot, including renovation, furniture, fixtures, equipment, and pre-opening costs and depending in part upon tenant improvement allowances. To date, the Company has relied upon bank borrowings, landlord financing and sale of its common and preferred stock to finance new restaurants. The Company intends to rely upon financing raised in possible future debt or equity offerings, real estate financing transactions and additional lines of credit as available, to fund future expansion plans.

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


ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         No matters were submitted to a vote of shareholders in the fourth quarter of 1997.

EXECUTIVE OFFICERS

         The following table sets forth certain information concerning the Company's executive officers.


NAME                                  AGE                                              POSITION
Isaac Starkman                        60                          Director, Chief Executive Officer, Secretary and
                                                                  Chairman of the Board
Kenneth Abdalla                       34                          President and Director
Christina Sterling                    53                          Chief Financial Officer
Guy Starkman                          27                          Director, Director of Operations, and Vice-President
Jason Starkman                        23                          Director, Management Information Systems Director,
                                                                  Vice-President
Ami Saffron                           40                          Director of Development, Vice-President


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

         Mr. Kenneth Abdalla became a director of the Company in December 1996 and President of the Company on March 27, 1997. As President of the Company, Mr. Abdalla provides limited services to the Company in connection with restaurant acquisitions through December 1, 1998. Mr. Abdalla is the founder and managing member of Waterton Management, LLC, a private investment firm established in July 1995. Mr. Abdalla was a Vice President at Salomon Brothers, Inc., where he managed a team of professionals in the private investment department. Mr. Abdalla obtained a Bachelor of Science degree from the University of the Pacific in 1986.

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

         Mr. Guy Starkman has been involved with the general operations of the Company since 1987. He became employed by the Company on a full-time basis in 1989, and has been a Director of the Company since January 1995. He has been a Director of Operations since 1989 and Vice-President of the Company since January 1995. Mr. Starkman is generally responsible for the overall operations of the restaurants. Specifically, Mr. Starkman negotiates with vendors, reviews purchases at each restaurant, oversees the delivery fleet and participates in major personnel decisions. Mr. Starkman studied Business Administration at the University of Southern California, and is the son of Isaac Starkman.

         Mr. Jason Starkman has been involved with the general operations of the Company since 1989. He became employed by the Company on a full-time basis as Director of Management Information Systems in June 1992, in which position he has been directly responsible for the automation of the Company's restaurant information systems. He has been a Director and Vice-President of the Company since January 1995, and is the son of Isaac Starkman.

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

                                     PART II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

         Since October 22, 1995, the Company's Common Stock has been traded on the Nasdaq National Market. The high and low sales prices for the Common Stock for each of the quarters beginning with the fourth quarter of 1995, as reported on the Nasdaq National Market, are as follows:

                                             High              Low
                                             ----              ---
December 31, 1995                          $ 8.50            $7.00

March 31, 1996                             $ 8.63            $7.88
June 30, 1996                              $ 8.63            $7.00
September 30, 1996                         $10.38            $5.63
December 31, 1996                          $ 9.38            $4.13

March 31, 1997                             $ 5.38            $3.38
June 30, 1997                              $ 3.75            $2.06
September 30, 1997                         $ 4.63            $2.06
December 31, 1997                          $ 4.00            $2.00

         On March 11, 1998, the closing sale price for the Common Stock reported on the Nasdaq National Market was $2.31 per share.

         As of March 11, 1998, there were 129 shareholders of the Common Stock.

DIVIDEND POLICY FOR COMMON STOCK

         The Company has not paid any dividends since its inception, except for the distribution to the principal shareholder of the Company prior to and upon the termination of the Company's S Corporation status in January 1995. It is the current policy of the Company that it will retain earnings, if any, for expansion of its operations, remodeling of existing restaurants and other general corporate purposes and that it will not pay any cash dividends in respect of the Common Stock in the foreseeable future. In addition, the Company's line of credit with Bank of America requires the Bank's consent before the payment of any dividends, which consent may not be unreasonably withheld.

ITEM 6.  SELECTED CONSOLIDATED FINANCIAL DATA

         The selected financial data presented below for the years ended December 31, 1997, 1996 and 1995 are derived from the consolidated December 31 (1997, 1996 and 1995) and combined (1994 and 1993) financial statements (hereafter "consolidated financial statements") of the Company.

                                                                                 Year Ended December 31,
                                                                                 -----------------------
                  Description                              1997            1996            1995            1994            1993
                  -----------                              ----            ----            ----            ----            ----
                                                              (Dollars in thousands except Earnings Per Share and Restaurant
                                                                                    Operating Data)
INCOME STATEMENT DATA:
Revenues                                               $ 56,418        $ 40,160        $ 28,030        $ 28,649        $ 20,620
Cost of sales                                            17,508          12,480        $  9,168          10,019           7,263
                                                       --------        --------        --------        --------        --------
Gross profit                                             38,910          27,680          18,862          18,630          13,357

Operating expenses                                       28,769          19,951          13,634          13,689          10,267
General and administrative expenses                       4,839           4,180           2,924           2,494           1,917
Restaurant concept discontinuation costs                   --              --               137            --              --
Depreciation and amortization expenses                    3,870           2,114             977           1,152             778
                                                       --------        --------        --------        --------        --------

Income from operations                                    1,432           1,435           1,190           1,295             395
Interest income (expense), net                             (600)           (366)           (110)           (222)           (117)
Other income (expense), net                                (135)           (206)           (111)           (138)             77
                                                       --------        --------        --------        --------        --------
Income before income taxes                                  697             863             969             935             355
Income tax provision                                       (134)           (284)           (187)            (22)            (19)
                                                       --------        --------        --------        --------        --------

Net income                                             $    563        $    579        $    782        $    913        $    336
                                                       ========        ========        ========        ========        ========

Preferred stock
   Cash dividends paid or accrued                                       $  (227)
   Accounting deemed dividend(4)                                         (5,000)
                                                                        -------
                                                                         (5,227)
Net loss applicable to common stock                                     $(4,648)
                                                                        =======
Net income (loss) per share
    Net income - Basic                                                    $0.06
                                                                        -------
    Net income - Diluted                                                  $0.05
                                                                        -------
Preferred stock:
   Cash dividends paid or accrued                                       $ (0.02)
   Accounting deemed dividend(4)                                          (0.48)
                                                                        -------
                                                                        $ (0.50)
                                                                        -------
Net income (loss) per share, applicable to
common stock - Basic(5)                                   $0.04          $(0.44)
Net income (loss) per share, applicable to
common stock - Diluted(5)                                 $0.04          $(0.44)

                                                                              Year Ended December 31,
                                                                              -----------------------
                  Description                       1997              1996             1995              1994               1993
                  -----------                       ----              ----             ----              ----               ----
                                                           (Dollars in thousands except Earnings Per Share and Restaurant
                                                                                  Operating Data)
Weighted average common shares
  outstanding - Basic(5)                      13,369,998        10,412,062
Weighted average common shares
  outstanding - Diluted(5)                    13,419,095        10,525,521

PRO FORMA DATA(1):

Pro forma net income per common                                                  $       0.08
share - Basic
Pro forma common shares outstanding
 - Basic                                                                           10,386,250

RESTAURANT OPERATING DATA(2):
For restaurants open for the full year:
    Average sales per restaurant             $ 6,040,515       $ 6,842,542       $  6,922,618       $ 7,027,555        $ 6,699,991
    Average sales per seat                   $    18,373       $    19,221       $     19,494       $    20,104        $    19,659
    Average sales per square foot            $       780       $       939       $        922       $       951        $       893
    Total number of restaurants open
      for the full year                                9                 4                  4                 4                  3

Total restaurants open at end of year                 10                 9                  4                 4                  3

BALANCE SHEET DATA (END OF YEAR):

Working capital (deficit)                    $       208       $       103       $      3,845       $    (4,911)       $    (4,215)
Total assets                                 $    37,978       $    36,563       $     18,782       $     7,541        $     7,080
Total debt (including current portion)       $     8,442       $     6,559       $      2,430       $     2,275        $     2,815
Minority interest(3)                         $       480       $       441       $        263       $       188        $       192
Equity                                       $    24,576       $    23,624       $     12,766       $       147        $       172


Net income per share is not presented for fiscal years ended 1994 and 1993 as the Company was privately held. The unaudited pro forma basic net income per share is presented as if the Company was publicly traded for the entire fiscal year ended 1995.

(1) Pro forma net income per common basic share was calculated using net income and based on as if the 10,386,250 shares of common stock were outstanding for all of fiscal year 1995. The pro forma shares outstanding are based on (i) 7,460,000 shares outstanding at December 31, 1994, (ii) 40,000 shares issued on January 9, 1995, per the terms of a consulting agreement, (iii) 931,250 shares sold through a private placement completed in March 1995 and (iv) an additional 1,955,000 shares sold in the Public Offering in October 1995.

(2) Determined as total sales divided by the number of all restaurants open for the full period, total seats, and total square feet. Three restaurants were open for the full year in 1993 and 1994, four for the full year in 1995 and 1996, and nine for the full year 1997. However, the West Hollywood restaurant, which opened on January 18, 1994, has been included in the Restaurant Operating Data for 1994 as if it were open for the entire year. Total seats is based upon the typical seating configuration of each restaurant. Seating configurations in each restaurant are subject to change. Square foot data for 1997 is based on approximate square feet for the kitchen and dining room area.

(3) The minority interest represents the other limited partners and the other general partner's interest in the Encino restaurant. The minority interest share represents the other limited partners' 67.45% share and the other general partner's 5% share of accumulated net income or loss and dividends.

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

(5) Net income per share and weighted average shares outstanding for each of the two years ended December 31, 1997 have been restated in accordance with SFAS No. 128 (See Note 1 to the Consolidated Financial Statements). There was no impact to the year ended December 31, 1995.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

         The following discussion and analysis of the Company's consolidated financial condition and results of operations for the fiscal years ended December 31, 1997, 1996 and 1995 should be read in conjunction with the Company's consolidated financial statements and related notes thereto included elsewhere in this report.

GENERAL

         Statements contained herein that are not historical facts are forward looking statements. Important factors which could cause the Company's actual results to differ materially from those projected in, or inferred by, forward looking statements are (but are not necessarily limited to) the following: the impact of increasing competition in the moderately priced, casual dining segment of the restaurant industry; changes in general economic conditions which impact consumer spending for restaurant occasions; unforeseen events which increase the cost to develop and/or delay the development and opening of new restaurants; unexpected increases in the cost of raw materials, labor and other resources necessary to operate the restaurants, including without limitation the recent increase in the minimum wage; the amount and rate of growth of general and administrative expenses associated with building a strengthened corporate infrastructure to support the development and operation of new restaurants; the availability, amount, type and cost of financing for the Company and any changes to that financing; the revaluation of any of the Company's assets (and related expenses); and the amount of, and any changes to, tax rates. See "Risk Factors" below for further information on these considerations, and see the Company's Prospectus dated October 20, 1995 and periodic and other reports filed by the Company with the Securities and Exchange Commission.

         The Company's revenues are derived primarily from food and beverage sales at its ten restaurants. In the latter part of 1996 the Company began marketing its catering business in many of its restaurants which made a significant contribution to overall revenues and should grow in future quarters. As of December 31, 1997, the Company owned the following restaurants, except the Encino restaurant in which it owns a general partner's and a limited partner's interest:

           Location                                   Date Opened or Acquired
           --------                                   -----------------------
           Studio City, CA                            November 1, 1978
           Encino, CA                                 July 25, 1989
           Marina del Rey, CA                         July 23, 1991
           West Hollywood, CA                         January 18, 1994
           Pasadena, CA                               February 20, 1996
           Westwood, CA                               June 18, 1996
           Woodland Hills, CA                         July  1, 1996 *
           Sherman Oaks, CA (Solley's)                July  1, 1996
           Miami Beach, Fl. (Rascal House)            September 9, 1996
           Costa Mesa, CA                             August 19, 1997

         * Closed for renovation in October and November and reopened in December 1996 as a Jerry's Famous Deli.


         The Company's expenses consist primarily of food and beverage costs, operating costs (consisting of salaries, rent and occupancy expenses), general and administrative expenses, and depreciation and amortization expenses.

         Certain preopening costs, including direct and incremental costs associated with the opening of a new restaurant, are amortized over a period of one year from the opening date of such restaurant. These costs include primarily those incurred to train a new restaurant management team and the food, beverage and supply costs incurred to perform testing of all equipment, concept systems and recipes. As of December 31, 1997, 1996 and 1995, unamortized preopening costs incurred in connection with the opening or remodeling of restaurants were approximately $105,000, $550,000 and $83,000, respectively.

         The Company owns both the land and the building for its restaurants located in Marina del Rey, Pasadena and Miami Beach; all other restaurant locations are leased. All the Company's restaurants except the Encino restaurant are wholly-owned. The Encino restaurant is owned and operated through JFD-Encino, a limited partnership of which a wholly-owned subsidiary of the Company is the 80% co-general partner and a 7.55% limited partner. The general partners of JFD-Encino are entitled to 25% of the net income, loss or dividends of the Encino restaurant and the limited partners are entitled to the remaining 75% until the limited partners have received a return of 100% of their capital plus a cumulative return of 10% per annum. After payout of the limited partners' initial contributed capital, the general partners are entitled to 65% of the net income or loss of the Encino restaurant and the limited partners are entitled to the remaining 35%. The Company consolidated the financial statements of the Encino restaurant and separately stated the effect of minority interests in the Consolidated Balance Sheets and Consolidated Statements of Operations based upon the Company's current operating control of the Encino restaurant.

         The Company ceased operations of its Jerry's Famous Pizza restaurant on June 25, 1995. As a result, the Company recorded a charge of approximately $137,000 for disposal of related assets. Included in the Consolidated Statements of Operations for the year ended December 31, 1995 are revenues from Jerry's Famous Pizza of $236,000 and a net operating loss of $259,000, which includes the restaurant concept discontinuation costs.

RESULTS OF OPERATIONS

         The following table presents for the last three fiscal years the Consolidated Statements of Operations of the Company expressed as percentages of total revenue.


                                                              Percentage of Total Revenues
                                                              ----------------------------
                                                                 Years Ended December 31,
                                                                 ------------------------
                                                              1997          1996          1995
                                                            ------        ------        ------
Revenues                                                     100.0%        100.0%        100.0%
Cost of sales
         Food                                                 28.5          28.2          30.1
         Other                                                 2.5           2.9           2.6
                                                            ------        ------        ------
Total cost of sales                                           31.0          31.1          32.7
                                                            ------        ------        ------
Gross profit                                                  69.0          68.9          67.3
Operating expenses
         Labor                                                36.7          36.0          33.4
         Occupancy and other                                  14.3          13.6          15.2
                                                            ------        ------        ------
Total operating expenses                                      51.0          49.6          48.6
General and administrative expenses                            8.6          10.4          10.4
Depreciation and amortization                                  6.9           5.3           3.5
Restaurant concept discontinuation costs                      --            --             0.5
                                                            ------        ------        ------
Total expenses                                                66.5          65.3          63.0
                                                            ------        ------        ------
Income from operations                                         2.5           3.6           4.3
Interest income                                                0.2           0.3           0.2
Interest expense                                              (1.2)         (1.3)         (0.6)
Gain on sale of assets and other                               0.0           0.2           0.2
                                                            ------        ------        ------
Income before provision for income taxes and minority
interest                                                       1.5           2.8           4.1
Provision for income taxes                                    (0.3)         (0.7)         (0.7)
Minority interest                                             (0.2)         (0.7)         (0.6)
                                                            ------        ------        ------
         Net income                                            1.0%          1.4%          2.8%
                                                            ======        ======        ======

Fiscal Year 1997 Compared to Fiscal Year 1996

         Total revenues increased $16,258,000, or 40.5%, to $56,418,000 for 1997 from $40,160,000 for 1996. Contributing to this increase are full year revenues of approximately $27,900,000 from the five new restaurants and bakery opened or purchased during 1996 as compared to approximately $12,400,000 for 1996. Also, the Costa Mesa restaurant, which opened in August 1997, contributed approximately $1,880,000 to the increase in revenues. Same store sales decreased approximately $1,220,000, due mainly to the opening of the Westwood and Woodland Hills restaurants, as described below. In addition, the Company also reduced the hours of operation from 24 hours a day in several locations during 1997.

         Net income decreased approximately $16,000, or 3%, for 1997, to approximately $563,000 from approximately $579,000 in 1996. The implementation of the Company's expansion plan during 1996, which resulted in more than doubling the number of restaurants from four to nine in one year, in addition to the opening of the Company's tenth restaurant in August 1997, continued to impact the Company's earnings for 1997. This was due to three factors which generally impact the first year of each new restaurant operations. First, when a new restaurant opens, it takes several months for a customer use pattern to develop during which time the Company incurs relatively higher labor and food costs; after customer use patterns are developed, the restaurant can be staffed and food supply prepared, consistent with these patterns. Second, all preopening expenses, such as training and food supply costs to perform testing of equipment, are amortized over the first twelve months after opening each new restaurant. Third, Jerry's Famous Deli restaurants have relatively high fixture and restaurant equipment costs, which are necessary to create the atmosphere and expansive menu which are the highlights of the Jerry's Famous Deli concept.

         Notwithstanding the temporary effect of new restaurant openings on earnings, management believes that, if the proper locations have been selected, the new restaurant openings will create significant opportunities for increasing operating cash flow and future earnings. Management believes that the new restaurant locations opened in 1996, along with the Costa Mesa restaurant opened in August 1997, present very attractive opportunities for growth in the Company's core market of Southern California. Although the opening of two of the new locations (Woodland Hills and Westwood) had some impact on same store sales of two existing locations (Encino and West Hollywood), management believes that the opportunities presented in the new locations will outweigh the negative impact on existing stores.

         Cost of sales, which includes the cost of food, beverages and supplies increased $5,028,000, or 40.3%, to $17,508,000 in 1997 from $12,480,000 in 1996, primarily from full year sales at the new restaurants, but, as a percentage of revenues, remained relatively consistent. Most significantly, the cost of food, which comprises over 90% of cost of sales, increased as a percentage of sales to 28.5% from 28.2% in 1996. Management attributes this increase in food costs primarily to slight increases in certain of its primary menu ingredients during 1997. In addition, the Company has not been able to take full advantage of its program of more effective large-quantity buying with its Florida restaurant, Rascal House, in which many food items are purchased locally.

         Operating expenses, which include all restaurant level operating costs, including, but not limited to, labor, rent, laundry, maintenance, utilities and repairs, increased $8,819,000, or 44.2%, to approximately $28,769,000 in 1997 from $19,951,000 in 1996. As a percentage of revenues, operating expenses increased 1.4 percentage points to 51.0% in 1997 from 49.6% in 1996. Labor costs, the largest component of operating expenses, increased .7 percentage points to 36.7% of revenues in 1997 from 36.0% in 1996. After Rascal House restaurant experienced a 1997 second quarter seasonal decline in revenue without a comparable decrease in labor costs, management's corrective action in June 1997, as discussed in the Company's June 30, 1997 Form 10-Q, brought about, as a percentage of revenues for that restaurant, a 1.5% decrease in labor expense for the 1997 third quarter and an additional 1.1% decrease in labor expense for the 1997 fourth quarter. Management believes that the minimum wage increases on October 1, 1996, March 1, 1997 (California only) and September 1, 1997 to $5.15 from $4.25 an hour, which affected approximately 50% of the employees in each restaurant, have not had a significant impact on labor expense for the 1997 period. Although rent expense, the next largest component of operating expenses, increased $717,000 in 1997, as a percentage of revenues, it decreased .2% points, to 4.7% from 4.9%. The opening of the Pasadena and Miami Beach restaurants, where the Company owns the real property and the purchase of the Marina del Rey restaurant property, which the Company formerly rented, have decreased rent expense while increasing depreciation expense for 1997 and 1996.

         General and administrative expenses increased approximately $660,000, or 15.8%, to approximately $4,840,000 in 1997 from approximately $4,180,000 in 1996. As a percentage of revenues, general and administrative expenses decreased 1.8% points, to 8.6% points from 10.4% points. A portion of the increase related to $190,000 of additional costs incurred in 1997 related to the Company's legal settlement with the Company's previous workers' compensation carrier in a lawsuit involving the appropriate charge for premiums due for a period prior to a change in carriers in a previous year. The Company also had a full year of liability coverage and related expenses in 1997 for the five restaurants opened during 1996, which increased when compared to 1996.

         Depreciation expense increased $1,291,000, or 75.5%, to approximately $3,000,000 or 5.3% of revenues in 1997, from $1,709,000 or 4.3% of revenues in
1996. The increase in depreciation during 1997 was primarily due to the acquisition or opening of three restaurants, whose property is owned by the Company, and to the full year's effect of depreciation for leasehold improvements and equipment for all five new restaurants opened in 1996. Amortization expense increased approximately $466,000, or 115%, to $871,000 in 1997 from $405,000 in 1996, which included a full year of amortization charge of $592,000 from the amortization of preopening costs of the new restaurants and $262,000 from the amortization of goodwill and covenants not to compete arising from the acquisition of the Sherman Oaks, Woodland Hills and Rascal House restaurants.

         The $65,000 decrease in interest income in 1997 over 1996, arose primarily as a result of the utilization of cash for new restaurants, and the corresponding reduction in cash and cash equivalents in 1997. Interest expense increased approximately $170,000, due mainly to the Rascal House mortgage and Bank of America term loan. Minority interests, which decreased $146,000 in 1997, represents the interests of the limited partners and the co-general partner in the Encino restaurant.

Fiscal Year 1996 Compared to Fiscal Year 1995

         Income before provision for income taxes and minority interest decreased approximately $8,000, or 0.7%, to approximately $1,141,000 for 1996 from approximately $1,149,000 for 1995 while net income decreased approximately $204,000, or 26.0% for 1996. The implementation of the Company's expansion plan during 1996, which resulted in more than double of the number of restaurants from four to nine in one year, had a significant temporary impact on the Company's earnings for 1996. This impact was due to three factors which impact the first year of each new restaurant's operations, as described in the comparison of fiscal year 1997 to 1996.

         Total revenues increased $12,130,000, or 43.3%, to $40,160,000 for 1996 from $28,030,000 for 1995. Included in this increase are revenues of approximately $12,440,000 from the five new restaurants and the bakery opened or purchased in 1996. Also Guy's Place, a private bar and cigar lounge adjoining and operated as a part of the West Hollywood restaurant, which opened at the end of September 1995, contributed additional revenues of $182,000 in 1996 over 1995. Comparable restaurant sales decreased approximately $390,000 or 1.4% for 1996. Generally, the decrease was due to increased competition.

         Cost of sales, which includes the cost of food, beverages and supplies increased $3,312,000, or 36.1%, to $12,480,000 in 1996 from $9,168,000 in 1995, primarily from sales at the new restaurants, but, as a percentage of revenues, decreased 1.6 percentage points to 31.1% in 1996 from 32.7% in 1995. Most significantly, the cost of food, which comprises over 90% of cost of sales, decreased in 1996 as a percentage of sales to 28.2% from 30.1% in 1995.
 Management attributes this decrease in food costs primarily to its continuing program of more effective buying, improved cost control and better financial liquidity since the Company's October 1995 initial public offering, which allows the Company to take advantage of vendor discounts for prompt or early payments. As a result of decreased cost of sales, gross profits improved 1.6 percentage points, to 68.9% of revenues in 1996 from 67.3% of revenues in 1995.

         Operating expenses, which include all restaurant level operating costs, including, but not limited to, labor, rent, laundry, maintenance, utilities and repairs, increased approximately $6,316,000, or 46.3%, to approximately $19,951,000 in 1996 from approximately $13,634,000 in 1995. As a percentage of revenues, total operating expenses increased 1.0 percentage point to 49.6% of revenues in 1996 from 48.6% of revenues in 1995. Labor costs, the largest component of operating expenses, increased 2.6 percentage points to 36.0% of revenues in 1996 from 33.4% of revenues in 1995, primarily due to temporary increases in labor costs at the five new restaurants opened or acquired in 1996. Labor expenses for the five new restaurants (excluding the bakery) were approximately 38.8% of revenues for these new locations, compared to labor expenses of 33.5% of revenues for the four existing restaurants. Although rent expense, the next largest component of operating expenses, increased by approximately $311,000 in 1996, as a percentage of revenues, it decreased 1.0 percentage point, to 4.9% in 1996 from 5.9% in 1995. The opening of the Pasadena and Miami Beach restaurants, where the Company owns the real property, and the purchase of the Marina del Rey restaurant property which the Company formerly rented, have decreased rent expense while increasing depreciation expense for 1996.

         General and administrative expenses increased approximately $1,256,000, or 43.0%, to approximately $4,180,000 in 1996 from approximately $2,924,000 in 1995, but showed no change as a percentage of revenues. Major components of the increase included approximately $364,000 of additional costs related to the Company's change in status from a private to a public company, including the audit and legal fees, public relations and other costs of the Company's first Annual Report on Form 10-K, first Annual Report to Shareholders, first Proxy Statement, first annual meeting and Quarterly Reports on Form 10-Q; additional labor expense of approximately $269,000 resulting from the addition of several new positions necessary to support the Company's expanded restaurant operations and public reporting; performance incentive bonus of approximately $230,000 paid to Isaac Starkman, Guy Starkman and Jason Starkman; and a approximate $226,000 increase in insurance expense, due primarily to increased liability coverage on the new and existing restaurants and on key officers and directors. The $137,000 restaurant concept discontinuation costs in 1995 arose from the closure of Jerry's Famous Pizza restaurant in June 1995, as mentioned earlier in this discussion.

         Depreciation and amortization expense increased $1,138,000, or 116.5%, to approximately $2,114,000, or 5.3% of revenues, in 1996 from $977,000, or 3.5% of revenues, in 1995 primarily due to the acquisition or opening of Pasadena, Marina del Rey and Miami Beach restaurants where the Company owns the real property, and the purchase of leasehold improvements and equipment for all five new restaurants opened in 1996. Amortization expense increased approximately $389,000, to approximately $405,000 in 1996 from approximately $16,000 in 1995, which includes approximately $283,000 from the amortization of preopening costs of the new restaurants and approximately $108,000 from the amortization of goodwill and covenants not to compete in connection with the acquisition of the Sherman Oaks, Woodland Hills and Rascal House restaurants.

         The $77,000 increase in interest income in 1996 over 1995, arose mostly from temporary investments of the proceeds from the 1995 Public Offering. Minority interests, which increased approximately $99,000 in 1996, represent the interests of the limited partners and the co-general partner in the Encino restaurant.

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

         The Company continues to search for prime locations appropriate for its customer base and to develop them into restaurants, both in the Southern California and Southern Florida areas, as well as new areas, while continuing to provide quality food and service in its existing restaurants.

LIQUIDITY AND CAPITAL RESOURCES

         As is typical in the restaurant industry, the Company historically has operated with little or no working capital, but it does not have significant inventory or trade receivables and customarily receives several weeks of trade credit in purchasing food and supplies.

         Since the completion of the 1995 Public Offering, the policy of the Company has been to reinvest positive cash flow for restaurant development and general working capital. Net cash flow from operating activities decreased to approximately $1,679,000 for 1997 from approximately $3,437,000 for 1996 and approximately $141,000 for 1995. In 1997, additions of approximately $3,870,000 in depreciation and amortization expense was the major component of net cash provided by operations. In contrast, in 1996 the Company used approximately $2,372,000 to pay down certain accounts payable and accrued expenses, while it added $2,114,000 in depreciation and amortization expense. In the future, the Company intends to use any positive cash flow for restaurant development and general working capital. Because funds available from cash sales are not needed immediately to pay for food and supplies or to finance receivables or inventory, they could be used for capital expenditures.

         Prior to the Public Offering, the Company financed its expansion from bank borrowings, cash flow and a private placement in January 1995 which was primarily used to pay off a bank debt and trade payables. The Company has used the additional capital raised in the Public Offering primarily for the development and construction of new restaurants.

         The purchase and renovation of the Pasadena restaurant property, which opened in February 1996, was funded through proceeds from a $1,219,000 loan from United Mizrahi Bank. This loan, which has been reduced to a balance of $775,000 at December 31, 1997 as a result of monthly payments of principal and a paydown with proceeds from the sale of preferred stock, bears interest at the bank's reference rate plus 1.5% (with a minimum rate of 10% per annum) and matures in April 1998. The Company is currently in negotiations to extend the term of this loan.

         The March 1996 purchase of the Marina del Rey restaurant property from the Company's landlord was funded primarily through a $3,250,000 note from the landlord. It is collateralized by the property, requires interest only payments at 9% per annum until maturity, and is due in March 2001.

         The purchase of the two Solley's Deli restaurants in Sherman Oaks and Woodland Hills was funded from a $2,500,000 draw down by the Company on its line of credit with Bank of America. In September 1996, this $2,500,000 was converted into a term loan, which currently bears interest at the bank's reference rate plus 1.5% (9.75% per annum at December 31, 1997) and is due in March 2002.

         In August and November of 1996, the Company issued a total of 12,000 Preferred Shares, resulting in net proceeds of approximately $10,992,000. A substantial majority of the proceeds from the sale of the Preferred Shares was used for the acquisition of Rascal House and for the renovation of the Woodland Hills restaurant, the construction of the Costa Mesa restaurant and a paydown of the United Mizrahi Bank loan.

         The Company also has an unutilized revolving line of credit in the aggregate amount of $965,000 from United Mizrahi Bank, which terminates in April 1998. The line bears interest at the bank's reference rate plus 1.50%, with a minimum rate of 10.0% (currently 10% per annum). Interest on the credit line is payable monthly. Prepayments are permitted at any time without penalty. Borrowings under the credit line are collateralized by the fixtures and equipment of the Pasadena restaurant.

         In July 1997, the Company obtained a $2,500,000 term loan collateralized by certain real and personal property of the Rascal House restaurant. The loan bears interest at the LIBOR rate for one-, two- or three-month periods plus 2.5% up to a maximum rate of 11.0% and will mature on August 1, 2004. Approximately $750,000 of the loan was used to complete renovation of the Costa Mesa restaurant, and the balance is intended to be used primarily for the development and acquisition of new restaurants.

         The Company entered into a $4,000,000 revolving line of credit agreement with Bank Leumi USA in October 1997. The line bears interest at the bank's reference rate plus 1.25%. Any borrowings between the agreement date and January 1, 1999 shall be subject to interest repayment only. On January 1, 1999, the line automatically converts to a term loan with principal and interest payable in equal monthly installments until maturity on September 1, 2002.

         The Company also entered into a $2,000,000 non-revolving line of credit with Bank of America, NTSA in October 1997, collateralized by the machinery, equipment and inventory of the Company. The line bears interest at the bank's reference rate plus 1.25% and is available for draw down until April 1, 1998. Principal and interest are thereafter payable in equal monthly installments, ending on October 1, 2002, with prepayments permitted at any time.

         Management believes that cash on hand, cash flow from operations and its available lines of credit will be sufficient to finance the purchase of The Epicure Market, renovation of the Boca Raton facility, and operation of the Company's existing restaurants. Future anticipated capital needs, primarily for development or acquisition of new restaurants, cannot be projected with certainty. Additional capital expenditures will be required as new locations are added. The Company generally intends to seek leased locations. The cost of renovation will depend upon the style of restaurant being converted. Renovation of Jerry's Famous Deli restaurants have cost between $2.0 million and $3.0 million per location, or $267 to $400 per square foot, while renovation of the new Rascal House restaurant is anticipated to cost approximately $600,000.

YEAR 2000 COMPLIANCE

         The Year 2000 issue is a result of computer programs being written using two digits, e.g., "98" to define a year. Date-sensitive software may recognize the year "00" as the year 1900 rather than the year 2000. This would result in errors and miscalculations or even system failure causing disruptions in everyday business activities and transactions. Software is termed "Year 2000" compliant when it is capable of performing transactions correctly in the year 2000 and beyond.

         Based on a recent assessment of the Company's computer systems software, it has been determined that more than 75% of the Company's hardware and software systems are either currently Year 2000 compliant or have an existing upgrade available from the software vendor that is Year 2000 compliant. All systems that are not currently Year 2000 compliant will either be upgraded to be Year 2000 compliant or replaced with alternative systems that are Year 2000 compliant over the next eighteen months. While achieving Year 2000 compliance will be a major task, it is not expected to have a material impact on the Company's financial condition or results of operations.

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

SEASONALITY

         The Rascal House restaurant traditionally experiences higher revenues in the first and fourth quarters of each year, consistent with the tourist season in Florida. In addition, management has noted that certain of the Company's Jerry's Famous Deli locations may have experienced a seasonal influence, with higher revenues in the first and fourth quarters of each year, although this has not clearly been established as a recurring trend.

RECENT ACCOUNTING STANDARDS

         SFAS 130, Reporting Comprehensive Income

         Although this Statement is applicable to the Company for the year ended December 31, 1997, there is no financial statement impact or reporting requirement.

         SFAS 131, Disclosures about Segments of an Enterprise and Related Information

         Currently, although this Statement is applicable to the Company for the year ended December 31, 1997, there is no financial statement impact or reporting requirement as bakery operations are not considered significant.

         SFAS 132, Employers' Disclosure about Pensions and Other Post-Retirement Benefits

         This Statement is not applicable to the Company for the year ended December 31, 1997.

         Statement of Position Reporting on the Costs of Start-Up Activities

         In April 1997, the Accounting Standards Executive Committee of the American Institute of Certified Public Accountants issued a draft Statement of Position (SOP) entitled "Reporting on the Costs of Start-Up Activities." The proposed SOP would require entities to expense as incurred all start-up and preopening costs that are not otherwise capitalizable as long-lived assets. In March 1998, the Financial Accounting Standards Board cleared the SOP for final issuance, provided that certain changes were made to the SOP. The Company believes the final SOP will be issued during the second quarter of fiscal 1998 and will be effective for fiscal years beginning after December 15, 1998. Restatement of previously issued financial statements is not permitted by the draft SOP, and entities are not permitted to report the pro forma effects of the retroactive application of the new accounting standard.

         The Company's adoption of the new accounting standard proposed by the SOP will involve the recognition of the cumulative effect of the change in accounting principle required by the SOP as a one-time charge against earnings, net of any related income tax effect, retroactive to the beginning of the fiscal year of adoption.

RISK FACTORS

         The discussion in this Report contains certain forward-looking statements relating to anticipated financial performance, business prospects and business plans. Actual future results could differ materially from those described in the forward-looking statements as a result of factors discussed below. The Company cautions the reader, however, that this list of risk factors may not be exhaustive. The Company undertakes no obligation to publicly release the results of any revisions to these forward-looking statements that may be made to reflect any future events or circumstances.

         LIMITED OPERATING HISTORY WITH MULTIPLE RESTAURANTS. The Company was founded in 1978 with the opening of its Studio City restaurant. Three additional restaurants were opened in 1989, 1991 and 1994, respectively, and have each been in operation for over two years. Two additional restaurants were opened in February and June 1996, respectively, two additional restaurants (Solley's) were acquired as of June 30, 1996, and one additional restaurant (Rascal House) was acquired September 9, 1996. The newest restaurant was opened in August 1997. Accordingly, the Company has a limited operating history in its current size and configuration, and there is no assurance that such restaurants, or the Company as a whole, will be profitable in the future.

         LACK OF DIVERSIFICATION. At the present time, the Company intends to invest only in deli-style restaurants and gourmet markets. As a result, changes in consumer preferences, including a change in consumer preferences for restaurants of the type operated by the Company, may have a disproportionate and materially adverse impact on the Company's business and its operating results.

         NEED FOR ADDITIONAL FINANCING. The expansion of the Company's restaurant operations in 1996 and 1997 has been funded with the proceeds of the October 1995 Public Offering and the August and November 1996 sales of preferred shares, along with bank financing. Management believes that the Company has sufficient funds to complete the renovation of the Boca Raton restaurant and the acquisition of The Epicure Market, but additional funds will be needed for future acquisitions and development of new locations. There is no assurance that the Company will be able to obtain such additional financing, or that such additional financing will be available on terms acceptable to the Company and at the times required by the Company. Failure to obtain such financing may adversely impact the growth, development or general operations of the Company. If, on the other hand, such financing can be obtained, it will most likely result in additional leverage or dilution of existing shareholders.

         UNCERTAIN ABILITY TO MANAGE GROWTH AND EXPANSION. In order to achieve growth, Management believes that the Company must develop new restaurants. The Company's expansion plan calls for the addition of several new restaurants per year. Management has limited experience opening restaurants at the current expansion plan rate. The Company's ability to successfully expand will depend on a number of factors, including without limitation, the selection and availability of suitable locations, the hiring and training of sufficiently skilled management and personnel, the availability of adequate financing, distributors and suppliers, the obtaining of necessary governmental permits and authorizations, and contracting with appropriate development and construction firms, some of which are beyond the control of the Company. There is no assurance that the Company will be able to open any new restaurants, or that any new restaurants will be opened at budgeted costs or in a timely manner, or that such restaurants can be operated profitably.

         LIMITATIONS AND VULNERABILITY AS A RESULT OF GEOGRAPHIC CONCENTRATION. Because all of the Company's existing restaurants (other than Rascal House in Florida) are located in Southern California, the Company is vulnerable to the Southern California economy, which has experienced adverse results in past years. In addition, the Company's experience with construction and development outside the Los Angeles metropolitan area is limited, which may increase associated risks of development and construction as the Company expands outside this area. Expansion to other geographic areas may require substantially more funds for advertising and marketing since the Company will not initially have name recognition or word of mouth advertising available to it in areas outside of Southern California. The centralization of the Company's management in Southern California may be a problem in terms of expansion to new geographic areas, since the Company may suffer from lack of experience with local distributors, suppliers and consumer factors and from other issues as a result of the distance between the Company's main headquarters and its restaurant sites. These factors could impede the growth of the Company.

         SIGNIFICANT RESTAURANT INDUSTRY COMPETITION. The restaurant industry is intensely competitive with respect to price, service, location, ambiance and quality, both within the casual dining field and in general. As a result, the rate of failure for restaurants is very high and the business of owning and operating restaurants involves greater risks than for businesses generally. There are many competitors of the Company in the casual dining segment that have substantially greater financial and other resources than the Company and may be better established in those markets where the Company has opened or intends to open restaurants. There is no assurance that the Company will be able to compete in these markets.

         DEPENDENCE UPON CONSUMER TRENDS. The Company's restaurants are, by their nature, dependent upon consumer trends with respect to the public's tastes, eating habits (including increased awareness of nutrition), and discretionary spending priorities, all of which can shift rapidly. In general, such trends are significantly affected by many factors, including the national, regional or local economy, changes in area demographics, increases in regional competition, food, liquor and labor costs, traffic patterns, weather, natural disasters, and the availability and relative cost of automobile fuel. Any negative change in any of the above factors could negatively affect the Company and its operations.

         DEPENDENCE ON KEY PERSONNEL. The Company believes that the development of its business has been, and will continue to be, highly dependent on Isaac Starkman, the Chairman of the Board and Chief Executive Officer of the Company. In addition, any outstanding balances under the Company's credit facility with Bank of America become immediately due and payable upon the death of any principal officer or majority shareholder. Isaac Starkman is currently 60 years old. Mr. Starkman has an employment agreement which requires that he devote a substantial majority of his time to the Company; however, he does have, and will continue to have, limited involvement with certain concession and souvenir businesses in New York, and other business ventures, each unrelated to the Company and its business. Guy and Jason Starkman, Vice Presidents of the Company, are currently 27 and 23 years old, respectively. The Company has obtained key man life insurance of $1,000,000 face amount on Isaac Starkman. However, if Isaac Starkman's services become unavailable for any reason, it could affect the Company's business and operations adversely.

         POSSIBLE HIGHER COSTS UNDER EXISTING RELATED PARTY LEASES. The Company currently leases its Westwood restaurant building and eight adjacent parking spaces, along with three parking lots and a 1,200 square foot building adjacent to its West Hollywood restaurant, from the Starkman Family Partnership ("The Starkman Family Partnership"), an entity controlled by Isaac Starkman, the controlling beneficial shareholder of the Company. There is no assurance that the leases between The Starkman Family Partnership and the Company are as favorable as the Company could have obtained from an unaffiliated third party. These leases were not negotiated at arm's length and Isaac Starkman, the controlling beneficial shareholder and the Chief Executive Officer of the Company, had a conflict of interest in negotiating these transactions. In addition, several of the leases are subject to renewal at their then fair market value, which could involve substantial increases, depending upon the real estate leasing market at the time of renewal of each of such leases. In the future, the Company will not lease new restaurant sites or facilities or renew existing leases from The Starkman Family Partnership or other affiliated persons or entities unless the terms of the lease have been approved by the Company's independent directors and deemed at least as favorable as would be available from a non-affiliated third party by an independent national or regional real estate evaluation firm or commercial leasing firm in a written opinion.

         CERTAIN DISCONTINUED RESTAURANT CONCEPTS HAVE BEEN UNSUCCESSFUL. Certain other restaurant operations established by Isaac Starkman, the controlling beneficial shareholder of the Company, have not met with success. In November 1984, Isaac Starkman established a casual dining restaurant named Starky's, which combined a deli operation with pizza parlor and arcade at the top of the Beverly Center, a large shopping mall in Los Angeles, California. Starky's had no street visibility, and due to its location in an enclosed mall, had restricted hours of operation and problems with hygienic conditions at the mall which were outside of Management's control. A lawsuit was filed by Starky's primarily related to the landlord's property maintenance which resulted in a settlement subject to a confidentiality agreement and the closing of the restaurant in December 1992. In addition, Jerry's Famous Pizza, a 2,300 square foot pizza restaurant in Sherman Oaks, California ("Jerry's Famous Pizza"), operated by Pizza by the Pound, Inc., a wholly-owned subsidiary acquired by the Company in January, 1995, was not profitable. Management determined that it was in the interest of shareholder value that the Company focus on its core business of high volume deli style restaurants rather than confuse the financial markets' perception of the Company by developing comparatively low volume restaurants in the fast food pizza segment. As a result, the Company ceased operations of Jerry's Famous Pizza.

         INCREASES IN FOOD COSTS. Among various other factors, the Company's profitability is highly sensitive to changes in food costs, which sensitivity requires Management to be able to anticipate and react to such changes. Various factors beyond the Company's control, including adverse weather, labor strikes and delays in any of the restaurants' frequent deliveries, may negatively affect food costs, quality and availability. While in the past, Management has been able to anticipate and react to increasing food costs through, among other things, purchasing practices, menu changes and price adjustments, there can be no assurance that it will be able to do so in the future.

         INCREASE IN MINIMUM WAGE. The federal minimum wage increased from $4.25 an hour to $4.75 effective October 1, 1996, and again to $5.15 effective September 1, 1997. In addition, the California minimum wage will increase to $5.75 on April 1, 1998. President Clinton has proposed an additional increase in the federal minimum wage to $6.15 an hour, which will be subject to congressional approval. Approximately one-third of employees working in restaurants operated by the Company receive salaries equal to the federal minimum wage.

         SECURITY CONCERNS AND EXPENSES AT RESTAURANT SITES. In light of, among other things, the 24-hour operation of some of the Company's restaurants, security for patrons and workers at restaurant locations is an ongoing and increasing concern and expense. The Company has previously had criminal incidents at its restaurants, some of which have resulted in lawsuits. There is no assurance that there will not be any additional problems at any of the locations. The Company maintains its own security personnel at each location. The Company also maintains general liability insurance.

         POTENTIAL UNINSURED LOSSES. The Company has comprehensive insurance, including general liability, fire and extended coverage, which the Company considers adequate. However, there are certain types of losses which may be uninsurable or not economically insurable. Such hazards may include earthquake, hurricane and flood losses. While the Company currently maintains limited earthquake coverage, it may not be economically feasible to do so in the future. Since the Company's operations are currently concentrated in one area of Southern California, the Company has had temporary interruptions in its operations due to such hazards in the past. Punitive damage awards are generally not covered by insurance; thus, any awards of punitive damages as to which the Company may be liable could adversely affect the ability of the Company to continue to conduct its business, to expand its operations or to develop additional restaurants. If such a loss should occur, the Company would, to the extent that it is not covered for such loss by insurance, suffer a loss of the capital invested in, as well as anticipated profits and/or cash flow from, such damaged or destroyed properties. There is no assurance that any insurance coverage maintained by the Company will be adequate, that it can continue to obtain and maintain such insurance at all or that the premium costs will not rise to an extent that they adversely affect the Company or the Company's ability to economically obtain or maintain such insurance.

         POTENTIAL "DRAM SHOP" LIABILITY. Restaurants in California and most other states are subject to "dram shop" laws, rules and regulations, which impose liability on licensed alcoholic beverage servers for injuries or damages caused by their negligent service of alcoholic beverages to a visibly intoxicated person or to a minor, if such service is the proximate cause of the injury or damage and such injury or damage is reasonably foreseeable. While the Company has limited amounts of liquor liability insurance and intends to maintain liquor liability insurance as part of its comprehensive general liability insurance which it believes should be adequate to protect against such liability, there is no assurance that it will not be subject to a judgment in excess of such insurance coverage or that it will be able to obtain or continue to maintain such insurance coverage at reasonable costs, or at all. The imposition of a judgment substantially in excess of the Company's current insurance coverage would have a materially adverse effect on the Company and its operations. The failure or inability of the Company to maintain or increase insurance coverage could materially and adversely affect the Company and its operations. In addition, punitive damage awards are generally not covered by such insurance. Thus, any awards of punitive damages as to which the Company may be liable could adversely affect the ability of the Company to continue to conduct its business, to expand its operations or to develop additional restaurants.

         TRADEMARK AND SERVICE MARK RISKS. The Company has not had a challenge to its use of the "Jerry's" service mark as of this time. However, to date, the Company has used the service mark only in Southern California. In addition, the Company has not secured clear rights to the use of the "Jerry's" service mark or any other name, service mark or trademark used in the Company's business operations, other than "JFD," in connection with restaurants. There are other restaurants using the name "Jerry's" throughout the United States, and use of the service mark or any other name, service mark or trademark in the Company's business operations, other than "JFD," may be subject to challenge.

         EFFECTS OF COMPLIANCE WITH GOVERNMENT REGULATION. The Company is subject to various federal, state and local laws, rules and regulations affecting its businesses and operations. Each of the Company's restaurants is and shall be subject to licensing regulation and reporting requirements by numerous governmental authorities, which may include alcoholic beverage control, building, land use, health and safety and fire agencies in the state or municipality in which the restaurant is located. Difficulties in obtaining or failures to obtain the necessary licenses or approvals could delay or prevent the development or operation of a given restaurant or limit, as with the inability to obtain a liquor or restaurant license, its products and services available at a given restaurant. Any problems which the Company may encounter in renewing such licenses in one jurisdiction may adversely affect its licensing status on a federal, state or municipal level in other relevant jurisdictions.

         LIMITED CONTROL AND INFLUENCE ON THE COMPANY. The current officers and directors of the Company in the aggregate, directly or beneficially, currently own a majority of the total outstanding Common Stock. In addition, three out of six directors are members of the Starkman family. As a result, these individuals are in a position to materially influence, if not control the outcome of all matters requiring shareholder or board approval, including the election of directors. Such influence and control is likely to continue for the foreseeable future and significantly diminishes control and influence which future shareholders may have on the Company.

         NO DIVIDENDS. It is the current policy of the Company that it will retain earnings, if any, for expansion of its operations, remodeling of existing restaurants and other corporate purposes, and it will not pay any cash dividends in respect of the Common Stock in the foreseeable future.

         POSSIBLE ADVERSE IMPACT ON POTENTIAL BIDS TO ACQUIRE SHARES DUE TO ISSUANCE OF PREFERRED OR COMMON STOCK. The Board of Directors of the Company has authority to issue up to 5,000,000 shares of preferred stock of the Company (the "preferred stock") and to fix the rights, preferences, privileges and restrictions of such shares without any further vote or action by the shareholders. In addition, the Company has authorized 60,000,000 shares of Common Stock. Only 14,210,155 shares of Common Stock are currently outstanding, and no preferred shares are currently outstanding. The potential issuance of authorized and unissued preferred shares or Common Stock of the Company may result in special rights and privileges, including voting rights, to individuals designated by the Company and have the effect of delaying, deferring or preventing a change in control of the Company. As a result, such potential issuance may adversely affect the marketability and potential market price of the shares. As additional acquisition opportunities become available, Management may determine to issue and sell additional Common Stock or preferred shares at any time in the future.

         RECENT CHANGES IN LOCAL ENFORCEMENT OF HEALTH CODE AND NEGATIVE PUBLICITY. As a result of a November 1997 series of investigative reports on local television regarding restaurant health code violations, the Los Angeles County Health Department has instigated stricter monitoring and enforcement of health code provisions. The Company's Studio City restaurant was one of several prominent restaurants mentioned in the November 1997 report, which resulted in negative publicity to the Company. Management believes that this may have contributed to reduced revenues from the Southern California restaurants in the fourth quarter of 1997. The Health Department's current policy is to grade every restaurant "A," "B" or "C," with A being best, B being acceptable and C being grounds for closing the restaurant. Four of the Company's six restaurants in the Los Angeles County Health Department jurisdiction have been inspected to date, and those have all received "A" ratings from the Health Department under the new policy. The Company expects that the other two of its Los Angeles County restaurants will be inspected within the next six months, and that they will also receive "A" ratings. The Company's Orange County and Pasadena restaurants have also been inspected recently by the appropriate local health department authorities and received "no violations observed" ratings, which are comparable to an "A" rating.

         NEGATIVE PUBLICITY FROM PRIVATE DAMAGE CLAIMS. Restaurants such as those operated by the Company are subject to litigation in the ordinary course of business, most of which the Company expects to be covered by its general liability insurance. In 1994, after the Company catered a private function for cast, crew and guests of the "Frasier" television show, several persons complained of food poisoning symptoms, and filed claims against the Company. The Company believes that the claims made against it have no merit, and its insurance carrier has contested the action. In February 1998, as the case neared trial, the suit received newspaper and television publicity due to the celebrity status of the claimants, which may have a negative impact on revenues on the Company's Southern California restaurants.

ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURE AND MARKET RISK.

Not applicable.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

                          INDEX TO FINANCIAL STATEMENTS

                                                                                                               Page
Report of Independent Accountants ............................................................................   29

Consolidated Balance Sheets as of December 31, 1997 and 1996..................................................   30

Consolidated Statements of Operations for the years
     ended December 31, 1997, 1996 and 1995...................................................................   31

Consolidated Statements of Equity for the years
     ended December 31, 1997, 1996 and 1995...................................................................   32

Consolidated Statements of Cash Flows for the years
     ended December 31, 1997, 1996 and 1995...................................................................   33

Notes to Consolidated Financial Statements....................................................................   34

                       REPORT OF INDEPENDENT ACCOUNTANTS

                                   ---------

To the Stockholders
and Board of Directors of
Jerry's Famous Deli, Inc.

We have audited the accompanying consolidated balance sheets of Jerry's Famous Deli, Inc. as of December 31, 1997 and 1996, and the related consolidated statements of operations, equity and cash flows for each of the three years in the period ended December 31, 1997. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall consolidated financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Jerry's Famous Deli, Inc. as of December 31, 1997 and 1996 and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 31, 1997, in conformity with generally accepted accounting principles.


COOPERS & LYBRAND L.L.P.


Los Angeles, California
March 25, 1998

                            JERRY'S FAMOUS DELI, INC.
                           CONSOLIDATED BALANCE SHEETS



                                                                                                 December 31,
                                                                                            ----------------------
                                                                                            1997              1996
                                                                                            ----              ----
ASSETS
Currents assets
   Cash and cash equivalents                                                             $ 2,264,308       $ 4,145,265
   Accounts receivable, net                                                                  272,511           347,148
   Inventory                                                                                 525,200           420,819
   Prepaid expenses                                                                        1,729,687           471,202
   Preopening costs                                                                          105,318           549,607
   Deferred income taxes                                                                      63,063                --
   Prepaid income taxes                                                                       24,605           210,153
                                                                                         -----------       -----------
          Total current assets                                                             4,984,692         6,144,194

Property and equipment, net                                                               29,835,529        25,694,476

Organization costs                                                                            92,143           104,483
Deferred income taxes                                                                        725,983           322,056
Goodwill and covenants not to compete                                                      1,757,342         3,868,909
Other assets                                                                                 581,917           428,867
                                                                                         -----------       -----------

          Total assets                                                                   $37,977,606       $36,562,985
                                                                                         ===========       ===========

LIABILITIES AND EQUITY
Current liabilities
   Accounts payable                                                                      $ 2,195,980       $ 3,350,099
   Accrued expenses                                                                        1,426,073         1,641,784
   Sales tax payable                                                                         402,220           434,379
   Current portion of long-term debt                                                         752,063           578,739
   Current portion of obligations under capital  leases                                           --            20,722
   Deferred income taxes                                                                          --            15,699
                                                                                         -----------       -----------
          Total current liabilities                                                        4,776,336         6,041,422

Long-term debt                                                                             7,690,219         5,959,959
Deferred rent                                                                                455,129           496,578
                                                                                         -----------       -----------

          Total liabilities                                                               12,921,684        12,497,959

Minority interest                                                                            480,379           440,998

Commitments and contingencies (Note 7)

Equity
   Preferred stock Series A , no par, 5,000,000 shares authorized,
      10,000 shares issued and outstanding at December 31,1996                                    --         9,153,078
   Common stock, no par value, 60,000,000 shares authorized, 14,210,155
      and 10,838,062 shares issued and outstanding in 1997 and 1996, respectively         23,724,484        14,175,109
   Equity                                                                                    851,059           295,841
                                                                                         -----------       -----------
          Total equity                                                                    24,575,543        23,624,028
                                                                                         -----------       -----------

          Total liabilities and equity                                                   $37,977,606       $36,562,985
                                                                                         ===========       ===========


The accompanying notes are an integral part of these consolidated financial statements.

                            JERRY'S FAMOUS DELI, INC.
                      CONSOLIDATED STATEMENTS OF OPERATIONS






                                                                                     Years Ended December 31,
                                                                           --------------------------------------------
                                                                           1997                1996                1995
                                                                           ----                ----                ----
Revenues                                                               $ 56,418,387        $ 40,159,715        $ 28,030,135
Cost of sales                                                            17,507,824          12,480,215           9,167,992
                                                                       ------------        ------------        ------------
      Gross profit                                                       38,910,563          27,679,500          18,862,143

Operating expenses
   Labor                                                                 20,714,670          14,481,675           9,364,437
   Occupancy and other                                                    7,402,068           5,059,545           3,799,774
   Occupancy -- related party                                               652,067             409,167             469,936
General and administrative expenses                                       4,839,537           4,179,939           2,383,597
General and administrative expenses -- related party                             --                  --             540,106
Depreciation expense                                                      2,999,517           1,708,720             976,553
Amortization expense                                                        871,004             405,457                  --
Restaurant concept discontinuation costs                                         --                  --             137,396
                                                                       ------------        ------------        ------------
      Total expenses                                                     37,478,863          26,244,503          17,671,799
                                                                       ------------        ------------        ------------

      Income from operations                                              1,431,700           1,434,997           1,190,344

Other income (expense)
   Interest income                                                           83,822             148,525              71,758
   Interest expense                                                        (684,118)           (514,118)           (182,264)
   Other income (expense), net                                               (1,627)             71,939              69,277
                                                                       ------------        ------------        ------------
      Income before provision for income taxes and
         minority interest                                                  829,777           1,141,343           1,149,115

Provision for income taxes                                                 (134,005)           (284,184)           (187,051)
Minority interest                                                          (132,602)           (278,446)           (179,830)
                                                                       ------------        ------------        ------------

      Net income                                                       $    563,170        $    578,713        $    782,234
                                                                       ------------        ------------        ------------

Preferred stock:
      Cash dividends paid or accrued                                                       $   (226,648)
                                                                                           ------------
      Accounting deemed dividend                                                             (5,000,000)
                                                                                             (5,226,648)
                                                                                           ------------
      Net loss applicable to common stock                                                  $ (4,647,935)
                                                                                           ------------

Net income (loss) per share:
      Net income - Basic                                                                   $       0.06
                                                                                           ------------
      Net income - Diluted                                                                 $       0.05
                                                                                           ------------
      Preferred stock
            Cash dividends paid or accrued                                                        (0.02)
            Accounting deemed dividend                                                            (0.48)
                                                                                           ------------
                                                                                           $      (0.50)
                                                                                           ------------
Net (income) loss per share applicable to common stock - Basic         $       0.04        $      (0.44)
                                                                       ------------        ------------
Net (income) loss per share applicable to common stock - Diluted       $       0.04        $      (0.44)
                                                                       ------------        ------------

Weighted average common shares outstanding - Basic                       13,369,998          10,412,062
Weighted average common shares outstanding - Diluted                     13,419,095          10,525,521

Pro forma data
      Pro forma net income per common share - Basic                                                            $       0.08
                                                                                                               ------------

      Pro forma common shares outstanding - Basic                                                                10,386,250


The accompanying notes are an integral part of these consolidated financial statements.

                            JERRY'S FAMOUS DELI, INC.
                        CONSOLIDATED STATEMENTS OF EQUITY






                                                                    Jerry's Famous Deli, Incorporated
                                                           -----------------------------------------------------
                                                                Common Stock               Preferred Stock
                                                           -----------------------------------------------------
                                                             Shares                       Shares
                                                           Issued and                   Issued and
                                                           Outstanding      Amount      Outstanding     Amount
                                                           -----------    ----------    ----------    ----------
Balance, December 31, 1994                                   7,460,000       $10,000             -             -
   Net income
   Noncash distributions to shareholder
   Reclassification of deficit due to
      termination of sub-S election
   Distributions to shareholders
   Issuance of common stock for services
      rendered                                                  40,000       130,000
   Private sale of common stock, net                           931,250     3,288,952
   Initial public offering of stock, net                     1,955,000     9,235,800
   Contributed stock of merged entities
   Contribution of general partner's
      interest
                                                            ----------    ----------     ---------    ----------
Balance, December 31, 1995                                  10,386,250    12,664,752             -             -

   Net income
   Issuance of preferred stock                                                              12,000    10,992,694
   Preferred stock converted to common stock                   516,812     1,839,616       (2,000)   (1,839,616)
   Purchase and retirement of Company's common stock          (65,000)     (329,259)
   Purchase of limited partners' interest
   Distributions to preferred shareholders
                                                            ----------    ----------     ---------    ----------
Balance, December 31, 1996                                  10,838,062    14,175,109        10,000     9,153,078

   Net income
   Common stock issued on exercise of warrants                  65,000        65,000
   Preferred stock converted to common stock                 3,139,593     9,153,078      (10,000)   (9,153,078)
   Purchase and retirement of Company's common stock          (32,500)     (103,203)
   Common shares issued for consulting services                200,000       434,500
                                                            ----------    ----------     ---------    ----------
Balance, December 31, 1997                                  14,210,155    23,724,484             -             -
                                                            ----------    ----------     ---------    ----------

                                                      Jerry's Famous Pizza

                                                          Common Stock                                         JFD-Encino
                                                       ----------------------
                                                         Shares                  Contributed     Retained      Partners'
                                                       Issued and                  Capital       Earnings       Capital
                                                       Outstanding    Amount      (Deficit)                    (Deficit)    Total
                                                       ----------   ---------     ---------     ----------    ----------  ----------
Balance, December 31, 1994                                 70,000     $70,000   $        -        $257,570    $(190,529)    $147,041
   Net income                                                                                      737,277        44,957     782,234
   Noncash distributions to shareholder                                                          (795,054)                 (795,054)
   Reclassification of deficit due to
      termination of sub-S election                                               (537,484)        537,484                         -
   Distributions to shareholders                                                                                (26,137)    (26,137)
   Issuance of common stock for services
      rendered                                                                                                               130,000
   Private sale of common stock, net                                                                                       3,288,952
   Initial public offering of stock, net                                                                                   9,235,800
   Contributed stock of merged entities                  (70,000)    (70,000)        70,000                                        -
   Contribution of general partner's
      interest                                                                    (213,277)         44,957       171,709       3,389
                                                        ---------   ---------     ---------     ----------    ----------  ----------
Balance, December 31, 1995                                      -           -     (680,761)        782,234             -  12,766,225

   Net income                                                                                      578,713             -     578,713
   Issuance of preferred stock                                                                           -             -  10,992,694
   Preferred stock converted to common stock                                                             -             -           -
   Purchase and retirement of Company's common stock                                                                       (329,259)
   Purchase of limited partners' interest                                         (157,696)              -             -   (157,696)
   Distributions to preferred shareholders                                                       (226,649)                 (226,649)
                                                        ---------   ---------     ---------     ----------    ----------  ----------
Balance, December 31, 1996                                      -           -     (838,457)      1,134,298             -  23,624,028

   Net income                                                                                      563,170             -     563,170
   Common stock issued on exercise of warrants                                                                                65,000
   Preferred stock converted to common stock                                        (7,952)              -             -     (7,952)
   Purchase and retirement of Company's common stock                                                                       (103,203)
   Common shares issued for consulting services                                                                              434,500
                                                        ---------   ---------     ---------     ----------    ----------  ----------
Balance, December 31, 1997                                      -           -     (846,409)      1,697,468             -  24,575,543
                                                        ---------   ---------     ---------     ----------    ----------  ----------


              The accompanying notes are an integral part of these
                       consolidated financial statements.

                            JERRY'S FAMOUS DELI, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS







                                                                                             Years Ended December 31,
                                                                                   --------------------------------------------
                                                                                   1997                1996                1995
                                                                                   ----                ----                ----
Cash flows from operating activities:
   Net income                                                                  $   563,170        $    578,713        $    782,234
   Adjustments to reconcile net income to net cash provided by operating activities
      Depreciation                                                               2,999,517           1,708,720             976,553
      Amortization                                                                 871,004             405,457
      (Gain) loss on sale of assets                                                 (2,756)              4,106             149,164
      Minority interest                                                            132,602             278,446             179,830
      Deferred income taxes                                                        (63,063)           (158,360)           (147,997)
      Shares issued for services provided                                               --                  --              17,500
      Changes in assets and liabilities
         Accounts receivable -- related party                                           --              16,020              (1,860)
         Accounts receivable                                                        74,637            (131,223)            (73,002)
         Inventory                                                                (104,381)           (227,437)             (6,854)
         Prepaid expenses                                                         (808,485)           (248,552)            (32,529)
         Preopening costs                                                         (148,011)           (737,041)              8,569
         Other assets                                                             (157,847)           (206,089)            (15,793)
         Organization costs                                                             --             (50,478)            (22,286)
         Accounts payable                                                       (1,154,119)          1,487,112          (1,178,360)
         Accrued expenses                                                         (215,711)            884,787            (559,338)
         Sales tax payable                                                         (32,159)            202,329              (5,202)
         Deferred rent and prepaid income taxes                                   (275,527)           (369,134)             70,712
                                                                               -----------        ------------        ------------
            Total adjustments                                                    1,115,701           2,858,663            (640,893)
                                                                               -----------        ------------        ------------
            Net cash provided by operating activities                            1,678,871           3,437,376             141,341
                                                                               -----------        ------------        ------------

Cash flows from investing activities:
   Acquisitions of restaurants                                                          --          (7,722,964)                 --
   Additions to equipment                                                       (2,413,169)         (4,547,960)           (928,779)
   Additions to improvements--land, building and leasehold                      (2,958,726)         (8,472,807)                 --
   Deductions (additions)  to construction-in-progress                             115,602           3,720,918          (3,213,629)
   Purchase of land                                                                     --              (2,642)           (883,032)
   Purchase of building and related purchase option payments                            --            (744,137)            (12,000)
   Proceeds from sales of fixed assets                                               7,000              20,151              24,139
                                                                               -----------        ------------        ------------
            Net cash used in investing activities                               (5,249,293)        (17,749,441)         (5,013,301)

Cash flows from financing activities:
   Proceeds from issuance of preferred stock, net                                       --          10,992,694                  --
   Borrowings from credit facility                                                      --           1,080,525           3,044,475
   Payments on credit facility                                                          --          (1,385,000)         (1,845,000)
   Borrowings on long-term debt                                                  2,500,000           2,500,000              30,000
   Payments on long-term debt                                                     (634,937)           (118,428)         (1,488,232)
   Payments and advances to related parties, net                                        --          (1,154,036)           (375,145)
   Capital lease payments                                                          (20,722)            (43,140)            (43,734)
   Distribution paid to shareholder                                                     --                  --             (26,137)
   Dividends paid to minority shareholders                                         (93,221)           (100,660)           (104,532)
   Dividends paid to preferred stock shareholders                                       --             (42,082)                 --
   Proceeds from exercise of 65,000 warrants, net of related costs                  57,048                  --                  --
   Registration costs of the Company's common stock                                (15,500)                 --                  --
   Purchase of Company's common stock                                             (103,203)           (329,259)                 --
   Purchase of limited partner interest                                                 --            (157,696)                 --
   Proceeds from common stock issuance, net                                             --                  --          12,604,252
                                                                               -----------        ------------        ------------
            Net cash provided by financing activities                            1,689,465          11,242,918          11,795,947
                                                                               -----------        ------------        ------------

            Net increase (decrease) in cash and cash equivalents                (1,880,957)         (3,069,147)          6,923,987
Cash and cash equivalents, beginning of year                                     4,145,265           7,214,412             290,425
                                                                               -----------        ------------        ------------
Cash and cash equivalents, end of year                                         $ 2,264,308        $  4,145,265        $  7,214,412
                                                                               ===========        ============        ============


The accompanying notes are an integral part of these consolidated financial statements.

                   JERRY'S FAMOUS DELI, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


1.   ORGANIZATION, BASIS OF PRESENTATION AND SIGNIFICANT ACCOUNTING POLICIES:

Organization and Basis of Presentation

         The accompanying financial statements are comprised of the consolidated financial statements ("consolidated statements") which consist of Jerry's Famous Deli, Incorporated ("JFD--Inc."), a California corporation; JFD--Encino ("JFD--Encino"), a California limited partnership; and Pizza By The Pound, dba Jerry's Famous Pizza ("Jerry's Famous Pizza"), a California corporation.
JFD--Inc., JFD--Encino and Jerry's Famous Pizza operate or operated family oriented, full-service restaurants. These entities are collectively referred to as "Jerry's Famous Deli, Inc." or the "Company."

         JFD--Inc. includes nine Southern California restaurant locations:
Studio City (established in 1978), Encino (established in 1989), Marina del Rey (established in 1991), West Hollywood (established in 1994), Pasadena (established in February 1996), Westwood (established in June 1996), Sherman Oaks, Woodland Hills (purchased in July 1996) and Costa Mesa (established in August 1997). JFD-Inc. also includes one Florida location in Miami called The Rascal House (purchased in September 1996).

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

         JFD--Encino has been presented on a consolidated basis due to the operating and financial control of JFDLA, which as the co-general partner has the ability to exert day to day control over the operations. A tender offer by JFDLA to purchase the interests of the limited partners resulted in the May 1, 1996 purchase of one limited partner's share from Isaac Starkman, who is also the Chief Executive Officer and the beneficial controlling shareholder of the Company, for approximately $158,000. This resulted in a change in minority interest to 72.45% from 80.00%.

         Jerry's Famous Pizza, which operated a 2,300 square foot pizza restaurant in Sherman Oaks, California, was owned by Mr. Starkman and an employee of that company. Mr. Starkman owned 50% of Jerry's Famous Pizza and had the ability to exert control over the operations. On January 12, 1995, Mr. Starkman and the employee contributed all of the stock of Jerry's Famous Pizza to JFD -- Inc. for no additional consideration to Mr. Starkman and $100 to the employee. Jerry's Famous Pizza ceased operations on June 25, 1995.

         The Company operates primarily in the restaurant business, exclusively in the United States. All significant intercompany transactions and balances have been eliminated.


Reclassifications

         Certain amounts in the previously presented consolidated financial statements have been reclassified to conform with the current period's presentation.


Significant Accounting Policies

CASH EQUIVALENTS

         Cash equivalents consist of highly liquid investments with an original maturity of three months or less when purchased and are carried at cost which approximates fair value.

INVENTORY

         Inventory primarily consists of food products and is stated at the lower of cost (first-in, first-out) or market.

PREOPENING COSTS

         Capitalized preopening costs include the direct incremental costs associated with the opening of a new restaurant. These are primarily costs incurred to develop new restaurant management teams and the food, beverage and supply costs incurred to perform testing of all equipment, concept systems and recipes. The amortization period is one year from the restaurant's opening date. Accumulated amortization at December 31, 1997 and 1996 was approximately $592,000 and $283,000, respectively. A new accounting standard has recently been adopted by the American Institute of Certified Public Accountants ("AICPA") which would require preopening costs to be expensed as incurred for fiscal years beginning after December 15, 1998.

GOODWILL (EXCESS OF COSTS OVER NET ASSETS ACQUIRED)

         The excess of costs over net assets acquired, relating to the purchase of the Sherman Oaks, Woodland Hills and Rascal House restaurants, is amortized utilizing the straight-line method over 30 years for the owned Rascal House and over the lives of the leases for Woodland Hills (15 years) and Sherman Oaks (18 years). The accumulated amortization at December 31, 1997 and 1996 was approximately $142,000 and $52,000, respectively.

COVENANTS NOT TO COMPETE

         Covenants not to compete are amortized utilizing the straight-line method over the life of the agreement. For the purchase of the Sherman Oaks and Woodland Hills restaurants, the agreement life is five years and for the purchase of the Rascal House restaurant, the agreement life is two years. Accumulated amortization at December 31, 1997 and 1996 was approximately $240,000 and $68,000, respectively.

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

                  Land improvements..........................      15 years
                  Buildings and improvements.................      30 years
                  Capital leases -- computers................       4 years
                  Computer equipment.........................     3-4 years
                  Transportation equipment...................       5 years
                  Fixtures and equipment.....................     4-5 years
                  Leasehold improvements.....................    4-20 years

ORGANIZATION COSTS

         Capitalized organization costs are amortized on a straight-line basis over five years. Accumulated amortization at December 31, 1997 and 1996 was approximately $31,000 and $29,000, respectively.

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

DEFERRED RENT

         Deferred rent represent the excess of rent expense charged to operations as compared to the actual cash payments made since inception of the lease, which include increases over the term of the agreements. These credits will be recognized on a straight-line basis over the lives of the leases.

MINORITY INTEREST

         Minority interest represents the limited partners' and the other general partner's interests in the Encino restaurant, not owned directly or indirectly by the Company. For 1997, the minority interest represents the limited partners' 67.45% share and the other co-general partner's 5% share of net income or loss and equity. For May 1, 1996 to December 31, 1996, the minority interest represents the limited partners' 67.45% share and the other co-general partner's 5% share of net income or loss and equity. For January 1, 1996 to April 30, 1996, the minority interest represents the limited partners' 75% share and the other co-general partner's 5% share of net income or loss and equity.

ADVERTISING

         Advertising costs are expensed as incurred. Advertising expense for the years ended December 31, 1997, 1996 and 1995 was approximately $135,000, $189,000 and $129,000, respectively.

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

CONCENTRATION OF CREDIT RISK

         Financial instruments which potentially expose the Company to concentrations of credit risk consist primarily of cash, investments in money market accounts and trade receivables. At times, cash balances may be in excess of FDIC insurance limits. In addition, money market accounts at times maintained balances which were in excess of insured limits. The concentrations of credit risk for trade receivables may be affected by changes in economic or other conditions affecting Southern California and Southern Florida. However, management believes that receivables are well diversified and the allowances for doubtful accounts are sufficient to absorb estimated losses.

FINANCIAL INSTRUMENTS

         Fair values were estimated based on quoted market prices, where available, or on current rates offered to the Company for debt with similar terms and maturities. At December 31, 1997 and 1996, the fair value of the Company's financial instruments approximates carrying value.

IMPACT OF RECENT ACCOUNTING PRONOUNCEMENTS

         In June 1997, the Financial Accounting Standards Board (the "FASB") issued two statements -- SFAS No. 130, "Reporting Comprehensive Income" and SFAS No. 131, "Disclosures About Segments of an Enterprise and Related Information ", which are effective for the Company in fiscal year 1998. In addition, in February 1998, the FASB issued SFAS No. 132, "Employers' Disclosure About Pensions and Other Postretirement Benefits" which will also be effective for the Company in fiscal year 1998. Presently these standards have no impact on the Company's consolidated financial statements.

         In April 1997, the Accounting Standards Executive Committee of the AICPA issued a draft Statement of Position ("SOP") entitled "Reporting on the Costs of Start-Up Activities." The proposed SOP would require entities to expense as incurred all start-up and preopening costs that are not otherwise capitalizable as long-lived assets. In March 1998, the FASB cleared the SOP for final issuance, subject to certain changes. The Company believes the final SOP will be issued during the second quarter of fiscal year 1998 and will be effective for fiscal years beginning after December 15, 1998. Restatement of previously issued financial statements is not permitted by the draft SOP, and entities are not permitted to report the pro forma effects of the retroactive application of the new accounting standard.

         The Company's adoption of the new accounting standard proposed by the SOP will involve the recognition of the cumulative effect of the change in accounting principle required by the SOP as a one-time charge against earnings, net of any related income tax effect, retroactive to the beginning of the fiscal year of adoption.



NET INCOME PER SHARE

         In February 1997, the FASB issued SFAS No. 128, "Earnings Per Share." SFAS No. 128 supersedes and simplifies the previous computational guidelines under Accounting Principles Board Opinion ("APB") No. 15, "Earnings Per Share." Among other changes, SFAS No. 128 eliminates the presentation of primary EPS and replaces it with basic EPS for which common stock equivalents are not considered in the computation. It also revises the computation of diluted EPS.

         Basic net income per share is computed by dividing the net income attributable to common shareholders by the weighted average number of common shares outstanding during the period. Diluted net income per common share is computed by dividing the net income attributable to common shareholders by the weighted average number of common and common share equivalents outstanding during the period. Common share equivalents included in the diluted computation represent shares issuable upon assumed exercise of stock options using the treasury stock method. Net income per share and weighted average shares outstanding for all prior periods have been restated in accordance with SFAS No. 128.


2.   ACQUISITIONS

         On July 1, 1996, the Company acquired two delicatessen restaurants operated under the name "Solley's" and located in Woodland Hills and Sherman Oaks, California for $2,325,000 cash. The Company purchased certain assets along with the operations of the restaurants. Also included in the purchase was a limited five-year covenant not to compete of one of the sellers and former owner of Solley's Inc.

         Also, on September 9, 1996, the Company purchased for $4,934,000 cash Wolfie Cohen's Rascal House ("Rascal House"), a delicatessen restaurant located in Miami Beach, Florida. The purchase included the real estate, fixtures and equipment and other costs associated with the closing. The restaurant continues to operate under the same name.

         Both acquisitions were accounted for using the purchase method of accounting. Accordingly, portions of the purchase prices were allocated to the net assets acquired based on their estimated fair values with the balances of the purchase prices, approximately $3,406,000, recorded as excess of cost over net assets acquired and amortized on a straight-line basis over 30 years for Rascal House and over the remaining lives of their leases for Woodland Hills (15 years) and Sherman Oaks (18 years).

         Subsequent to the Rascal House acquisition and upon completion (in May
1997) of the related appraisal of the land and building, a purchase price reallocation was recorded. The purchase price reallocation resulted in an increase of $1,950,000 to the value of the land and a decrease of $100,000 to the value of the building, with a corresponding decrease of $1,850,000 to goodwill. The cumulative financial statement impact of the purchase price reallocation was reflected in the 1997 third quarter resulting in a decrease in depreciation and amortization expense of approximately $30,000.

         The following summarized, unaudited pro forma results of operations for the years ended December 31, 1996 and 1995 assume the acquisition of Solley's and Rascal House occurred as of the beginning of the respective periods:

                                                           Pro Forma                 Pro Forma
                                                          Year Ended                Year Ended
                                                       December 31, 1996          December 31, 1995
                                                       -----------------          -----------------
                                                       (in thousands, except per common share data)
         Revenues                                          $  47,952                $  43,265
         Net income                                        $     731                $   1,219
         Net income per common share - Basic               $    0.06                $    0.12


3.   STOCK OFFERINGS AND EQUITY

Common Stock


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

         On October 20, 1995, an initial public offering of common stock of the Company (the "common stock") was completed. Of the shares of common stock offered thereby, 1,700,000 shares were sold by the Company and 400,000 shares were sold by the The Starkman Family Trust (the "Selling Shareholder"). An additional 1,096,250 shares of common stock owned by certain non-affiliated shareholders (the "Non-Affiliated Selling Security Holders") and one independent director of the Company (the "Selling Director") were concurrently registered with the above referenced shares offered by the Company and the Selling Shareholder, but not through the underwriters, and were also eligible for sale following the offering.

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

         The Company is authorized to issue 60,000,000 shares of Common Stock. The holders of common stock are entitled to cast one vote for each share held of record on all matters presented to shareholders, other than with respect to the election of directors, for which cumulative voting is currently required under certain circumstances by applicable provisions of California law. The effect of cumulative voting is that the holders of a majority of the outstanding shares of common stock may not be able to elect all of the Company's directors.

         In December 1996, 516,812 shares of common stock were issued upon conversion of 2,000 shares of preferred stock. From December 13 through December 20, 1996, the Company purchased and subsequently retired 65,000 shares of its own stock for market prices ranging from $4.52 to $5.38 per share.

         In March 1997, 3,139,593 shares of common stock were issued upon conversion of 10,000 shares of preferred stock. In April 1997, the Company purchased and subsequently retired 32,500 shares of its own stock for market prices ranging from $3.06 to $3.56 per share.

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

         On August 22, 1996, the Company entered into an agreement with Waterton Management LLC ("Waterton") for the purpose of raising additional capital to support further growth. Under the agreement with Waterton, the Company granted Waterton an option, subject to certain conditions, to purchase, directly or through one or more of its affiliates, a maximum of 19,000 Series A Preferred Shares of the Company ("Series A Preferred Shares") at a purchase price of $1,000 per share and a maximum 205,833 common stock purchase warrants (the "Warrants") for nominal consideration. The Company completed the sale to Yucaipa Waterton Deli Investors, LLC ("Yucaipa") of 6,000 Series A Preferred Shares and a Warrant for 65,000 shares on August 30,1996, resulting in net proceeds of approximately $5,537,000. On November 8, 1996, Waterton designated Jerry's Investors, LLC ("JILLC") to exercise its right to purchase an additional 6,000 Preferred Shares and a warrant for 65,000 shares of common stock (as to which JILLC designated Waterton as holder), resulting in net proceeds of approximately $5,455,000. A substantial majority of the proceeds of the sale of Series A Preferred Shares was used for the acquisition of "Wolfie Cohen's Rascal House," and to renovate the Woodland Hills and Costa Mesa restaurant properties.

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

         On March 27, 1997, the holders of the Series B Preferred Shares converted all remaining 10,000 shares outstanding to 3,139,593 shares of common stock at a conversion price of approximately $3.19 per share.

Statement of Financial Accounting Standards ("SFAS") No. 123, Accounting for Stock-Based Compensation

         The Company has adopted the disclosure-only provision of SFAS No. 123 and will continue to use the intrinsic value based method of accounting prescribed by Accounting Principles Board (APB) Opinion No. 25, "Accounting for Stock Issued to Employees." Accordingly, since options were granted with an option price equal to the grant date market value of the Company's common stock, no compensation cost has been recognized for the stock option plans. Had compensation cost for the Company's stock option plans been determined based on the fair value of the option at the grant dates in 1996 and 1995 consistent with the provisions of SFAS No. 123, the Company's net earnings and earnings per share would have been reduced to the pro forma amounts provided below:

                                                              1997              1996
                                                              ----              ----
Net income, as reported ..........................       $     563,170     $     578,713
Net income, pro forma ............................              60,922            23,320
Net income per share - basic, as reported ........                  --              0.06
Net income per share - basic, pro forma ..........                  --              0.00
Net income per share - diluted, as reported ......                  --              0.05
Net income per share - diluted, pro forma ........                  --              0.00
Net income applicable to common stock, as reported             563,170        (4,647,935)
Net income applicable to common stock, pro forma .              60,922        (5,203,328)
Net income per common share - basic, as reported .                0.04             (0.44)
Net income per common share - basic, pro forma ...                0.00             (0.50)
Net income per common share - diluted, as reported                0.04             (0.44)
Net income per common share - diluted, pro forma .                0.00             (0.50)

         The fair value of each option grant issued in 1997 and 1996 is estimated at the date of grant using the Black-Scholes option-pricing model with the following weighted average assumptions: (a) exercise prices were equal to the fair market value on the grant date or the day before; (b) a risk-free interest rate based on US Zero Coupon Bonds; (c) no dividend yield on the Company's stock; (d) expected option lives vary from four to ten years; and (e) an expected volatility of 83.27% and 65.01%, respectively, of the Company's stock.


4.   PROPERTY AND EQUIPMENT

Property and equipment consist of the following as of:

                                                                  December 31,
                                                           1997                 1996
                                                           ----                 ----
Land improvements ..............................       $     59,508        $     24,877
Buildings and improvements .....................          6,984,415           6,847,607
Leasehold improvements .........................         13,343,547          10,642,517
Fixtures and equipment .........................         11,754,738           9,421,063
Transportation equipment .......................             91,655              47,480
Capital leases --- computers ...................                 --             213,749
                                                       ------------        ------------
                                                         32,233,863          27,197,293
Less:  Accumulated depreciation and amortization         (8,542,556)         (5,811,941)
Land ...........................................          5,925,089           3,974,389
Construction-in-progress .......................            219,133             334,735
                                                       ------------        ------------
                                                       $ 29,835,529        $ 25,694,476
                                                       ============        ============

         The Company capitalized interest expense related to the construction of its restaurant locations in Pasadena, Westwood, West Hollywood and Costa Mesa totaling approximately $4,000 and $20,000 for the years ended December 31, 1997 and 1996, respectively.

5.   LONG-TERM DEBT

         Long-term debt consists of the following:

                                                                                   December 31,
                                                                                   ------------
                                                                              1997             1996
                                                                              ----             ----
Note payable to a bank; collateralized by the Pasadena
     property; interest rate at bank's reference rate plus
     1.5%, (minimum rate
     is 10%), 10% at December 31, 1997; due April 1998                     $  775,000       $  895,000

Note payable to a bank; collateralized by machinery, equipment, inventory and receivables; interest rate at bank's
     reference rate
     plus 1.5%; 9.75% at December 31, 1997; due March 2002                  1,931,815        2,386,363

Note payable to a bank; collateralized by real property;
     interest rate at the LIBOR rate plus 2.5%, 8.46% at
     December 31, 1997, due August 2004                                     2,444,444               --

Note collateralized by transportation vehicles and guaranteed by the
     principal shareholder; interest rate at 9%; due September 1998             3,143            7,335

Notes collateralized by transportation vehicles, interest rate                 37,880               --
     at 5.9%, due November 2002

Notes collateralized by real property; monthly interest payments at interest rate of 9%; principal due March 2001
                                                                            3,250,000        3,250,000
                                                                           ----------       ----------
                                                                            8,442,282        6,538,698
Less: current maturities                                                      752,063          578,739
                                                                           ----------       ----------
         Total long-term debt                                              $7,690,219       $5,959,959
                                                                           ==========       ==========


         Of the Company's aggregate $2,800,000 revolving line of credit from Bank of America available at December 31, 1995, $2,500,000 was converted in September 1996 to a term loan and the remaining $300,000 was paid off in August 1996. Currently, the Company has a $965,000 revolving line of credit with United Mizrahi Bank. There are no restrictions on the use of funds drawn on this line and at December 31, 1997, there was no outstanding balance.

         The Company entered into a $4,000,000 line of credit agreement with Bank Leumi USA in October 1997. There are no restrictions on the use of the funds drawn on this line and at December 31, 1997, there was no outstanding balance.

         The Company also entered into a $2,000,000 line of credit agreement with Bank of America in October 1997. There was no outstanding balance at December 31, 1997.

The following are future maturities of long-term debt for each of the remaining five years ending December 31 and in total thereafter:

1998 .........       $  752,063
1999 .........          748,919
2000 .........        1,163,919
2001 .........        3,878,919
2002 .........          287,352
Thereafter ...        1,611,110
                     ----------
         Total       $8,442,282
                     ==========

         The term loans require the Company to maintain certain financial covenants, the most restrictive including the maintenance of (a) a minimum tangible net worth, (b) a maximum ratio of total liabilities not subordinated to tangible net worth, and (c) a minimum debt service coverage ratio.

6.   CAPITAL LEASES

         The Company leased certain computer equipment under non-cancelable capital lease arrangements which expired in December 1997. The Company purchased the equipment at an agreed upon price which equaled the fair market value at the end of the relevant leases, whereby payments totaling $3,834, including interest, were due monthly. Certain of these leases were guaranteed by the principal shareholder. The obligations under capital leases had interest rates ranging from 5.5% to 8.1% and matured at various dates through 1997. Depreciation charged to expense on this equipment was approximately $18,000, $38,000 and $52,000 for the fiscal years 1997, 1996 and 1995, respectively.

7.   COMMITMENTS AND CONTINGENCIES

         The Company leases seven of its facilities and its corporate offices under non-cancelable operating leases, of which certain leases are guaranteed by the principal shareholder. Rental expense for the fiscal years 1997, 1996 and 1995 was $2,671,479, $1,954,837 and $1,623,641, respectively. Certain leases contain fixed escalation clauses and rent under these leases is charged ratably over the term of the lease. A number of leases also provide for percentage rent on sales above a specified minimum. The following are the future minimum base rental payments under operating leases for each of the next five years ending December 31 and in total thereafter:

1998 ..........       $ 2,478,363
1999 ..........         2,470,263
2000 ..........         2,432,671
2001 ..........         2,447,063
2002 ..........         2,456,963
Thereafter ....         9,263,737
                      -----------
          Total       $21,549,060
                      ===========

         Rental payments made to related parties for the years ended December 31, 1997, 1996 and 1995 were approximately $652,000, $604,000 and $470,000, respectively. At December 31, 1997, the Company had future minimum payments due to related parties of $2,941,000.

         The Company has four operating leases which contain provision for specified annual increases. Rent expense for these locations has been calculated on a straight-line basis over the term of the leases. A deferred credit has been established at December 31, 1997 and 1996 for the difference between the amount charged to expense and the amount paid. The deferred credit will be amortized on a straight-line basis over the lives of the leases.

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


8.   INCOME TAXES

         The significant components of income tax provision (benefit) attributable to operations are summarized as follows:

                                        1997             1996             1995
                                        ----             ----             ----
Federal:
         Current tax provision       $ 503,551        $ 325,429        $ 248,000
         Deferred tax benefit
                                      (443,431)        (120,292)        (120,587)
                                     ---------        ---------        ---------
                                        60,120          205,137          127,413
State:
         Current tax provision         113,143          117,115           87,049
         Deferred tax benefit          (39,258)         (38,068)         (27,411)
                                     ---------        ---------        ---------
                                        73,885           79,047           59,638
                                     ---------        ---------        ---------

                  Total ......       $ 134,005        $ 284,184        $ 187,051
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

         The effects of temporary differences and other items that give rise to deferred tax assets and deferred tax liabilities as of December 31, 1997 and 1996, respectively, are comprised of the following:

                                                                          1997             1996
                                                                        ---------        ---------
Current deferred tax assets
         State tax current year provision .......................       $  36,613        $   1,492
         Accounts receivable ....................................           3,652            3.692
         Vacation accrual .......................................          26,477           14,146
         Accrued compensation ...................................              --          208,006
         Accrued workers' compensation and other ................         113,526               --
                  Deferred tax liabilities ......................        (117,205)        (243,035)
                                                                        ---------        ---------
                  Current deferred tax assets (liabilities), net        $  63,063        $ (15,699)
                                                                        =========        =========

Non-current deferred tax assets
         Property and Equipment .................................         411,019          388,133
         Intangible assets ......................................          70,102               --
         FICA Tip Credit ........................................         278,617               --
                  Deferred tax liabilities ......................         (33,755)         (66,077)
                                                                        ---------        ---------
                  Non-current deferred tax assets, net ..........       $ 725,983        $ 322,056
                                                                        =========        =========

         The balance of the deferred tax assets should be realized through future operating results, the reversal of taxable temporary differences and tax planning strategies.

         The provision for income taxes at the Company's effective rate differed from the provision for income taxes at the statutory rate as follows:

                                                                  Years Ended December 31,
                                                       -------------------------------------------
                                                         1997             1996             1995
                                                       ---------        ---------        ---------
Federal income tax expense at the statutory rate       $ 237,040        $ 293,385        $ 329,557
State income taxes, net
      of federal income tax benefit ............          48,764           52,171           57,452
Effect of subchapter S tax status ..............              --               --               --
Tax rate change from S corp to C corp status ...              --               --         (147,997)
FICA credit ....................................        (150,801)         (61,849)         (42,206)
Permanent differences ..........................           2,930              477            3,898
Other ..........................................          (3,928)              --          (13,653)
                                                       ---------        ---------        ---------
Provision for income taxes .....................       $ 134,005        $ 284,184        $ 187,051
                                                       =========        =========        =========



9.   SUPPLEMENTAL CASH FLOW INFORMATION

                                                                                           Years Ended December 31,
                                                                                 ------------------------------------------
                                                                                    1997             1996            1995
                                                                                 ----------       ----------       --------
Supplemental cash flow information:
      Cash paid for:
         Interest ........................................................       $  650,580       $  489,734       $177,373
         Income taxes ....................................................       $  432,500       $  732,603       $256,300
Supplemental information on noncash investing and financing activities:
         Preferred Stock converted into common stock .....................       $9,153,000               --             --
         Building purchase under a collateralized note ...................               --       $3,250,000             --
         Increase in loan payable -- related party as a result of
               distributions .............................................               --               --       $795,054
         Increase in deferred costs capitalized to construction-in-
               progress or leasehold improvements ........................                        $   57,031       $ 82,537
         Issuance of common stock for services rendered ..................               --                        $130,000
         Issuance of 200,000 common shares in connection
               with a consulting agreement ...............................       $  450,000               --             --
         Reallocation of purchase price on Florida .......................       $1,950,000               --             --
              property and land

Write-off of fully depreciated capital leases, equipment
    and leasehold improvements .........................       $268,000             --       --
Accrual of preferred stock dividends ...................       $     --       $184,566       --
Lease options paid in 1995 and exercised in 1996
   in conjunction with purchase of restaurant ..........       $     --       $ 55,000       --

10.  STOCK OPTION PLAN

         On June 28, 1995, the shareholders of the Company adopted the Company's 1995 Stock Option Plan (the "Plan"). The Plan is designed to attract, retain and reward managerial and other key employees and non-employee directors and strengthen the mutuality of interests between the Plan's participants and the Company's stockholders. Stock options generally are granted at an exercise price equal to the fair market value of the shares on the date of grant and are exercisable at the rate of one-third per year beginning one year from the date of grant. Stock options generally expire ten years from the date of grant. From October 20, 1995 through December 31, 1997, incentive stock option grants under the Plan, to acquire 639,900 shares, were made to certain officers, directors and key employees at exercise prices ranging from $2.28 to $8.00 per option. In January 1997, the Company under its stock option plan canceled 173,500 options previously issued at $9.00 and $8.50 per share and reissued replacement options exercisable at $4.50 and $4.95 per share. All these options were outstanding at December 31, 1997 and 280,568 were exercisable.

         The Plan also provides for the grant of stock options to non-employee directors of the Company without any action on the part of the Board or the Board Committee. Each non-employee director shall automatically receive non-qualified options to acquire 5,000 shares of common stock upon appointment and shall receive options to acquire an additional 2,000 shares of common stock for each additional year that such director continues to serve on the Board of Directors. Each option becomes 50% exercisable on each of the first and second anniversary dates of the grant and expires ten years from the date of the grant. Accordingly, on October 20, 1995, options for 5,000 shares were granted to each of the Company's two non-employee directors at an exercise price of $6.00 per share. Furthermore, on May 27, 1997, an additional 2,000 options were granted to these directors at an exercise price of $2.50 per share. All these options were outstanding at December 31, 1997 and 10,000 options were exercisable.


         Shares Under Option               Shares              Exercise Price
         -------------------               ------              --------------
         Outstanding at
            December 31, 1994                     --                   --
         Granted                            407,000             $6.00 - $6.60
         Exercised
         Terminated
         Outstanding at
            December 31, 1995               407,000             $6.00 - $6.60
                                            -------
         Granted                            242,700             $4.69 - $9.00
         Exercised
         Terminated
         Outstanding at
            December 31, 1996               649,700             $4.69 - $9.00
                                            -------
         Granted                            375,200             $2.28 - $4.95
         Exercised
         Terminated                         191,000             $6.00 - $9.00
         Outstanding at
            December 31, 1997               833,900             $2.28 - $8.00
                                            -------


11.  RELATED-PARTY TRANSACTIONS

         During 1995 and 1994 the principal shareholder's family partnership, the Starkman Family Partnership, ("family partnership") purchased properties in Westwood, California for the construction of a new restaurant. The Company has been paying lease payments of approximately $35,000 per month in 1997 and 1996, respectively, to the family partnership. The Company has a two-year option to purchase the Westwood properties at the then current fair market value and a seven-year right of first refusal on either or both of these properties.

         The Company pays monthly rental payments in the amount of $16,000 to the family partnership for use of three properties adjacent to the West Hollywood restaurant. Two of these properties are used as parking lots and the third property has additional parking and a building used as a private bar and lounge.

         On March 28, 1997, the Company announced that Kenneth Abdalla had assumed the office of President on an interim basis with the specific objective of assisting in the execution of the Company's acquisition and expansion strategy. In connection therewith, the Company entered into a consulting agreement with Kenneth Abdalla and a company affiliated with him for services to be provided to the Company through December 1998 in consideration for 200,000 shares of common stock to Kenneth Abdalla and $600,000 to his affiliated company


12.  RESTAURANT CONCEPT DISCONTINUATION COSTS

         During fiscal 1995 the Company incurred $137,000 of costs related to the discontinuation of the Jerry's Famous Pizza concept and restaurant. Abandonment of leasehold improvements, abandonment of fixtures and equipment and leasehold termination costs and other related costs accounted for approximately $96,000, $34,000 and $7,000, respectively, of this amount. The operating loss up to the close of business on June 25, 1995, totaled approximately $259,000. Included in 1995 total revenues in the Consolidated Statements of Operations are sales of $236,000 from Jerry's Famous Pizza. Operating losses of approximately $162,000 and $178,000 are included in the Company's operating income for fiscal years 1994 and 1993, respectively.


13.  PRO FORMA DATA (UNAUDITED)

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


14.  SUBSEQUENT EVENTS

         In December 1997, the Company entered into an agreement to purchase The Epicure Market of Miami Beach, Florida, a family-owned gourmet food store which has been in operation over 50 years. The total purchase price for the business is $7.1 million in cash and 934,509 shares of the Company's common stock. Concurrently with the purchase, the Company entered into a 20-year term lease agreement with additional options to renew with affiliates of the seller and five-year term employment agreements with the two family members who, together with their family, have managed the market for over 50 years. The company plans to increase the interior sales area of the market, install seating for in-house dining, increase store operating hours, and expand into delivery, catering and home meal replacement. The acquisition is scheduled to close in April 1998, subject to due diligence and other requirements of the purchase agreement.

         On, January 21, 1998, the Company entered into an agreement to acquire a long-term ground lease on an 11,000 square foot restaurant property located in Boca Raton, Florida. The acquisition closed on February 18, 1998. Under the agreement, the Company acquired the restaurant equipment and other personal property located on the premises, and the seller's liquor license for the restaurant, for a total purchase price of approximately $1.8 million. The Company has closed the restaurant until approximately June 1998 for refurbishment and conversion to a Rascal House restaurant.


15.  SELECTED QUARTERLY FINANCIAL DATA (UNAUDITED)

         Selected, summarized quarterly financial data for the four quarters of fiscal years 1997 and 1996 are as follows:

1997 (in thousands, except per share data)  First        Second        Third          Fourth
------------ ---------------------------------------------------------------------------------
       Revenues                            $14,812       $13,026       $13,797       $ 14,784
       Gross Profit                         10,433         8,991         9,394         10,087
       Net Income                              406           154           104           (101)
       Net Income (Loss) Per Share -
           Basic                           $  0.04       $  0.01       $  0.00       $  (0.01)
       Net Income (Loss) Per Share -
           Diluted                         $  0.04       $  0.01       $  0.00       $  (0.01)

1996 (in thousands, except per share data)    First         Second            Third               Fourth
---------------------------------------------------------------------------------------------------------------
Revenues                                   $    7,735      $    8,001      $   10,923           $   13,501
Gross Profit                                    5,388           5,465           7,514                9,312
Net Income                                        320              91               9                  159
Net Income per Common Share                       320              91          (1,199)              (3,860)
Net Income (Loss) Per Share -
    Basic                                  $     0.03      $     0.01      $     0.00           $     0.02
Net Income (Loss) Per Share -
    Diluted                                $     0.03      $     0.01      $     0.00           $     0.01
Net Income (Loss) Per Common Share-
    Basic                                  $     0.03      $     0.01      $    (0.11)(1)       $    (0.37)
Net Income (Loss) Per Common Share -
    Diluted                                $     0.03      $     0.01      $    (0.11)(1)       $    (0.37)





COMMON STOCK DATA

1997                                              First             Second             Third            Fourth
------------------------------------------------------------------------------------------------------------------
      Price range:
         High                                    $  5 3/8          $  3 3/4           $  4  5/8          $  4
         Low                                     $  3 3/8          $  2 1/16          $  2 1/16          $  2


1996                                              First             Second             Third            Fourth
------------------------------------------------------------------------------------------------------------------
      Price range:
         High                                    $  8 5/8          $  8  5/8          $  10 3/8          $  9  3/8
         Low                                     $  7 7/8          $  7               $   5 5/8          $  4  1/8


(1) The Company has restated its third quarter net income (loss) applicable to common shares and net income (loss) per share in accordance with the recent position of the Securities and Exchange Commission regarding accounting for Preferred Stock which is convertible at a discount from market price for common shares. The Company has reflected an accounting "deemed dividend." This accounting deemed dividend, which has been reflected in the third and fourth quarters, is a non-cash, non-recurring accounting entry for determining income (loss) applicable to common stock and income
           (loss) per share.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

               None.

                                    PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

               The information required by this Item with respect to directors and compliance with Section 16(a) of the Securities Exchange Act of 1934 is incorporated herein by reference to the information contained in the Proxy Statement relating to the Annual Meeting of Shareholders to be held on May 27, 1998 which will be filed with the Securities and Exchange Commission no later than 120 days after the close of the year ended December 31, 1997. Information with respect to executive officers is included in Part I of this Form 10-K.

ITEM 11.  EXECUTIVE COMPENSATION

               The information required by this Item is incorporated herein by reference to the information contained in the Proxy Statement relating to the Annual Meeting of Shareholders to be held on May 27, 1998, which will be filed with the Securities and Exchange Commission no later than 120 days after the close of the year ended December 31, 1997.


ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

               The information required by this Item is incorporated herein by reference to the information contained in the Proxy Statement relating to the Annual Meeting of Shareholders to be held on May 27, 1998, which will be filed with the Securities and Exchange Commission no later than 120 days after the close of the year ended December 31, 1997.


ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

               The information required by this Item is incorporated herein by reference to the information contained in the Proxy Statement relating to the Annual Meeting of Shareholders to be held on May 27, 1998, which will be filed with the Securities and Exchange Commission no later than 120 days after the close of the year ended December 31, 1997.

                                     PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

               (a)(1) List of Financial Statements

                      The consolidated financial statements are filed as
Item 8 of Part II of this Form 10-K.

               (a)(2) List of Financial Statement Schedules

                      None.

               (a)(3) List of Exhibits

Exhibit
Number                              Description

3.1 Articles of Incorporation, as amended (including Second Amended and Restated Certificate of Determination of Rights of Series A Preferred Shares and Certificate of Determination of Rights of Series B Preferred Shares), incorporated by reference to Exhibit 3.1 of the Company's Annual Report on Form 10-K for the year ended December 31, 1996, as filed with the Securities and Exchange Commission on March 31, 1997 (the "1996 10-K").

3.2 Bylaws of the Company, incorporated by reference to Exhibit 3.2 of the Company's Registration Statement on Form S-1, as filed on July 18, 1995 (Registration No. 33-94724), and declared effective by the Securities and Exchange Commission on October 20, 1995 (referred to herein as the "1995 Registration Statement").

4.1 Specimen Common Stock Certificate of the Company, incorporated by reference to Exhibit 4.1 of the 1995 Registration Statement.

4.2 Specimen Series A Stock Certificate of the Company, incorporated by reference to Exhibit 4.2 of the 1996 10-K.

4.3 Specimen Series B Stock Certificate of the Company, incorporated by reference to Exhibit 4.3 of the 1996 10-K.

4.4      Specimen Common Stock Purchase Warrant, incorporated by reference to
         Exhibit 10.2 of the Company's Report on Form 8-K for August 22, 1996 (the "Waterton 8-K").

4.5 Form of Underwriter's Warrant, incorporated by reference to Exhibit 4.2 of the 1995 Registration Statement.

10.1 Form of Employment Agreement of Isaac Starkman, dated June 1, 1995, incorporated by reference to Exhibit 10.1 of the 1995 Registration Statement.

10.2 Form of Employment Agreement of Guy Starkman, dated June 1, 1995, incorporated by reference to Exhibit 10.2 of the 1995 Registration Statement.

10.3 Form of Employment Agreement of Jason Starkman, dated June 1, 1995, incorporated by reference to Exhibit 10.3 of the 1995 Registration Statement.

10.4 Amendment and Extension of Employment Agreement of Isaac Starkman, dated as of July 1, 1997.

10.5 Amendment and Extension of Employment Agreement of Guy Starkman, dated as of July 1, 1997.

10.6 Amendment and Extension of Employment Agreement of Jason Starkman, dated as of July 1, 1997.

10.7 Form of Indemnification Agreement with officers and directors, incorporated by reference to Exhibit 10.5 of the Registration Statement.

10.8 Jerry's Famous Deli, Inc. Stock Option Plan, incorporated by reference to Exhibit 10.6 of the Registration Statement.

Exhibit
Number                              Description

10.9 Lease Agreement, Encino, incorporated by reference to Exhibit 10.8 of the Registration Statement.

10.10    Lease Agreement, Marina del Rey, incorporated by reference to Exhibit
         10.9 of the Registration Statement.

10.11    Lease Agreement, West Hollywood, incorporated by reference to Exhibit
         10.10 of the Registration Statement.

10.12 Lease Agreement, West Hollywood - Parking Lot #1, incorporated by reference to Exhibit 10.11 of the Registration Statement.

10.13 Lease Agreement, West Hollywood - Parking Lot #2, incorporated by reference to Exhibit 10.12 of the Registration Statement.

10.14    Lease Agreement, West Hollywood Adjacent, incorporated by reference to
         Exhibit 10.13 of the Registration Statement.

10.15 Lease Agreement, Westwood, incorporated by reference to Exhibit 10.14 of the Registration Statement.

10.16    Lease Agreement, Studio City, incorporated by reference to Exhibit
         10.15 of the Registration Statement.

10.17    Lease Agreements, Corporate Offices, incorporated by reference to
         Exhibit 10.16 of the Registration Statement.

10.18 JFD-Encino Agreement of Limited Partnership, incorporated by reference to Exhibit 10.17 of the Registration Statement.

10.19    Purchase Agreement, Pasadena, incorporated by reference to Exhibit
         10.18 of the Registration Statement.

10.20    Bank of America Loan Agreement dated October 28, 1997.

10.21    United Mizrahi Bank Loan Agreement, incorporated by reference to
         Exhibit 10.20 of the Registration Statement.

10.22 Corporate Office Leases, incorporated by reference to Exhibit 10.21 of the Registration Statement.

10.23    Amendment to the Corporate Offices Lease, incorporated by reference to
         Exhibit 10.22 of the Registration Statement.

10.24    Intentionally omitted.

10.25 Amendment to United Mizrahi Bank Loan Agreement dated March 1, 1996, incorporated by reference to Exhibit 10.26 of the 1995 10-K.

10.26 Agreement of Purchase and Sale of Marina del Rey property dated March 25, 1996, incorporated by reference to Exhibit 10.27 of the 1995 10-K.

10.27 Lease Agreement dated as of March 28, 1996 for the Costa Mesa, California property, incorporated by reference to Exhibit 10.28 of the 1995 10-K.

Exhibit
Number                              Description

10.28 Asset Purchase Agreement, dated June 11, 1996, among the Company, Solley's, Inc. and Sol Zide, incorporated by reference to Exhibit 10.1 of the Company's 10-K for June 30, 1996 ("Solley's 8-K").

10.29 Lease - Shopping Center Form, dated August 31, 1993, between Sol Zide and Plaza International, incorporated by reference to Exhibit 10.2 of the Solley's 8-K.

10.30 Amendment to Lease, dated April 4, 1996, between Sol Zide and Plaza International, incorporated by reference to Exhibit 10.3 of the Solley's 8-K.

10.31 Landlord Consent and Amendment to Lease, dated April 4, 1996, between the Company and Plaza International, incorporated by reference to
         Exhibit 10.4 of the Solley's 8-K.

10.32 Shopping Center Lease, dated April 2, 1984, between Solley's Inc. and WRAM Development Company, incorporated by reference to Exhibit 10.5 of the Solley's 8-K.

10.33 First Amendment to Shopping Center Lease, dated March 6, 1992, between Solley's, Inc. and WRAM Development Company, incorporated by reference to Exhibit 10.6 of the Solley's 8-K.

10.34 Landlord Consent and Amendment to Lease, dated May 6, 1996, among the Company, Solley's, Inc. and WRAM Development Company, incorporated by reference to Exhibit 10.7 of the Solley's 8-K.

10.35 Private Securities Subscription Agreement and Registration Rights Agreement, incorporated by reference to Exhibit 10.1 of the Waterton 8-K.

10.36 Letter Agreements dated August 22, 1996 between the Company and Waterton Management, L.L.C., incorporated by reference to Exhibit 10.2 of the Waterton 8-K.

10.37 Letter Agreement dated August 22, 1996 between The Starkman Family Trust and Waterton Management, L.L.C., incorporated by reference to
         Exhibit 10.3 of the Waterton 8-K.

10.38 Amendment to Lease Agreement dated August 1, 1995 for Westwood property, incorporated by reference to Exhibit 10.29 of the 1995 10-K.

10.39 Asset Purchase Agreement, dated August 2, 1996, among the Company, One Hundred Seventy-Second Collins Corp., L. Jules Arkin, as Trustee of the
         L. Jules Arkin Living Trust, Rosalie Arkin and Stanley H. Arkin, as Trustees of The Norman Arkin Living Trust, Stanley H. Arkin, Lewis Zachary Cohen, Barbara R. Rodriguez, Robin Sherwood f/k/a Robyn Sherwood, Susan Spatzer and Steven Stamler, incorporated by reference to Exhibit 10.1 of the Company's Report on Form 8-K for September 9, 1996.

10.40 Consulting Agreement dated March 27, 1997 between Kenneth J. Abdalla, Waterton Management, LLC and Jerry's Famous Deli, incorporated by reference to Exhibit 10.39 of the 1996 10-K.

10.41 Revolving Credit and Term Loan Agreement, dated as of October 27, 1997, by and between Jerry's Famous Deli, Inc. and Bank Leumi USA.

Exhibit
Number                             Description

10.42 Asset Purchase Agreement, dated January 21, 1998, by and between the company and California Pizza Kitchen, Inc. relating to Boca Raton restaurant acquisition.

10.43 Standard Form Ground Lease Agreement, dated April 7, 1993, as amended by the First Amendment to Lease dated April 23, 1993, by and between Erwin and Erwin and California Pizza Kitchen, Inc., together with Second Amendment to Lease, dated February 19, 1998, by and between Erwin and Erwin and the Company.

21.1     Subsidiaries

23.0     Consent of Coopers & Lybrand, LLP

27.0     Financial Data Schedule

         (b) The Company filed no Reports on Form 8-K during the last quarter of 1997.

                                   SIGNATURES

       Pursuant to the requirements of the Securities Exchange Act of 1934 the registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Los Angeles, State of California, on March 30, 1998.

                             JERRY'S FAMOUS DELI, INC.



                             By:  /s/ Isaac Starkman
                                  ---------------------------------------
                                  Isaac Starkman, Chief Executive Officer


     Signature                             Capacity                                 Date
     ---------                             --------                                 ----
/s/ Isaac Starkman
----------------------------      Director, Chief Executive Officer             March 30, 1998
Isaac Starkman                    and Chairman of the Board



/s/ Kenneth Abdalla
----------------------------      President and Director                        March 30, 1998
Kenneth Abdalla


/s/ Guy Starkman
---------------------------       Vice President and Director                   March 30, 1998
Guy Starkman

/s/ Jason Starkman
---------------------------       Vice President and Director                   March 30, 1998
Jason Starkman

/s/ Christina Sterling
--------------------------        Chief Financial Officer and                   March 30, 1998
Christina Sterling                Principal Accounting Officer


/s/ Paul Gray
--------------------------        Director                                      March 30, 1998
Paul Gray

/s/ Stanley Schneider
--------------------------        Director                                      March 30, 1998
Stanley Schneider