Form 10-Q
period 1998-03-31
JERRYS FAMOUS DELI INC
filed 1998-05-15
CIK 948308

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D. C. 20549
                                    FORM 10-Q


(MARK ONE)
   [X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
        SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended March 31, 1998

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


                                 (818) 766-8311
               --------------------------------------------------
              (Registrant's Telephone Number, Including Area Code)

-------------------------------------------------------------------------------
              (Former name, former address and former fiscal year,
                         if changed since last report)


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days. YES [X]   NO [ ]


                      APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date. As of May 1, 1998, outstanding common shares totaled 15,144,664.

                            JERRY'S FAMOUS DELI, INC.

                                      INDEX

                                                                                       Page
                                                                                      Number
                                                                                      ------
                         PART I - FINANCIAL INFORMATION

Item 1. Consolidated Financial Statements

        Consolidated Balance Sheets as of March 31, 1998 and December 31, 1997........... 2

        Consolidated Statements of Operations for the Three Months Ended
        March 31, 1998 and March 31, 1997................................................ 3

        Consolidated Statements of Cash Flows for the Three Months Ended
        March 31, 1998 and March 31, 1997................................................ 4

        Notes to Consolidated Financial Statements....................................... 5


Item 2. Management's Discussion and Analysis of Financial Condition and
        Results of Operations............................................................ 9

        Liquidity and Capital Resources..................................................10

Item 3. Quantitative and Qualitative Disclosure About Market Risk........................10

                           PART II - OTHER INFORMATION

Items  1. through 6......................................................................12


Signatures...............................................................................13


                            JERRY'S FAMOUS DELI, INC.
                           CONSOLIDATED BALANCE SHEETS


                                                                                   March 31,      December 31,
                                                                                     1998            1997
                                                                                  -----------    -----------
ASSETS

Current assets
   Cash and cash equivalents                                                      $ 7,308,119    $ 2,264,308
   Accounts receivable, net                                                           213,206        272,511
   Inventory                                                                          410,000        525,200
   Prepaid expenses                                                                 1,322,526      1,729,687
   Preopening costs                                                                    65,824        105,318
   Deferred income taxes                                                               63,063         63,063
   Prepaid income taxes                                                                    --         24,605
                                                                                  -----------    -----------
            Total current assets                                                    9,382,738      4,984,692

Property and equipment, net                                                        31,896,101     29,835,529

Organization costs                                                                     88,913         92,143
Deferred income taxes                                                                 725,983        725,983
Goodwill and covenants not to compete                                               1,690,550      1,757,342
Other assets                                                                          632,419        581,917
                                                                                  -----------    -----------

           Total assets                                                           $44,416,704    $37,977,606
                                                                                  ===========    ===========

LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities
   Accounts payable                                                               $ 1,880,105    $ 2,195,980
   Accrued expenses                                                                 1,238,184      1,426,073
   Sales tax payable                                                                  368,360        402,220
   Income taxes payable                                                                23,778             --
   Current portion of long-term debt                                                1,517,133        752,063
                                                                                  -----------    -----------
            Total current liabilities                                               5,027,560      4,776,336

Long-term debt                                                                     13,701,872      7,690,219
Deferred rent                                                                         445,228        455,129
                                                                                  -----------    -----------
           Total liabilities                                                       19,174,660     12,921,684

Minority interest                                                                     483,086        480,379

Equity
   Preferred stock Series A, no par, 5,000,000 shares authorized; no shares
      issued or outstanding at March 31, 1998 or December 31, 1997                         --             --
   Common stock, no par value, 60,000,000 shares authorized, 14,210,155 issued and outstanding at March 31, 1998 and
      December 31, 1997, respectively                                              23,724,484     23,724,484
   Equity                                                                           1,034,474        851,059
                                                                                  -----------    -----------
           Total equity                                                            24,758,958     24,575,543
                                                                                  -----------    -----------

           Total liabilities and shareholders' equity                             $44,416,704    $37,977,606
                                                                                  ===========    ===========

The accompanying notes are an integral part of these consolidated financial statements

                            JERRY'S FAMOUS DELI, INC.
                      CONSOLIDATED STATEMENTS OF OPERATIONS

                                                            Three Months Ended March 31,
                                                              1998              1997
                                                          ------------     ------------
Revenues                                                  $ 14,264,685     $ 14,811,756
Cost of sales                                                4,384,184        4,378,917
                                                          ------------     ------------
      Gross profit                                           9,880,501       10,432,839

Operating expenses
   Labor                                                     5,152,587        5,518,866
   Occupancy and other                                       2,058,298        1,800,136
   Occupancy - related party                                   160,518          178,224
General and administrative expenses                          1,096,654        1,202,689
Depreciation and amortization expenses                         967,821          957,624
                                                          ------------     ------------
      Total expenses                                         9,435,878        9,657,539
                                                          ------------     ------------

      Income from operations                                   444,623          775,300

Other income (expense)
   Interest income                                              17,082           31,860
   Interest expense                                           (192,572)        (153,741)
   Other income, net                                                --              415
                                                          ------------     ------------
      Income before provision for income taxes and
         minority interest                                     269,133          653,834

Provision for income taxes                                      58,383          200,200
Minority interest                                               25,872           47,150
                                                          ------------     ------------

      Net income                                          $    184,878     $    406,484
                                                          ============     ============



Net income per share:
   Basic                                                  $       0.01     $       0.04
                                                          ============     ============
   Diluted                                                $       0.01     $       0.04
                                                          ============     ============
  Weighted average common shares outstanding - Basic        14,210,155       10,386,250
                                                          ============     ============
  Weighted average common shares outstanding - Diluted      14,344,741       10,492,591
                                                          ============     ============


The accompanying notes are an integral part of these consolidated financial statements

                            JERRY'S FAMOUS DELI, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS


                                                                      Three Months Ended March 31,
                                                                         1998             1997
                                                                      -----------     -----------
Cash flows from operating activities:
   Net income                                                         $   184,878     $   406,484
                                                                      -----------     -----------
   Adjustments to reconcile net income to net cash provided by
     (used in) operating activities
      Depreciation and amortization                                       967,821         957,624
      Gain on sale of assets                                                   --            (631)
      Minority interest                                                    25,872          47,150
      Deferred income taxes                                                    --          (3,925)
      Deferred income                                                          --          91,667
      Changes in assets and liabilities
         Accounts Receivable                                               59,305        (141,759)
         Inventory                                                        115,200          43,819
         Prepaid expenses                                                 407,161        (204,185)
         Preopening costs                                                      --          (4,230)
         Prepaid income tax                                                24,605              --
         Other assets                                                     (56,395)        (40,986)
         Accounts payable                                                (315,875)     (1,314,563)
         Accrued expenses                                                (187,889)       (146,796)
         Sales tax payable                                                (33,860)        (46,971)
         Income taxes payable                                              23,778         201,979
         Deferred credits                                                      --         (15,976)
                                                                      -----------     -----------
            Total adjustments                                           1,029,723        (577,783)
                                                                      -----------     -----------

            Net cash provided by (used in) operating activities         1,214,601        (171,299)
                                                                      -----------     -----------

Cash flows from investing activities:
   Additions to equipment                                                (256,340)       (554,791)
   Additions to improvements - land, building and leasehold              (242,379)       (349,860)
   Additions to construction-in-progress                               (2,426,629)       (356,440)
   Proceeds from sale of fixed assets                                          --           4,000
                                                                      -----------     -----------
            Net cash used in investing activities                      (2,925,348)     (1,257,091)
                                                                      -----------     -----------
Cash flows from financing activities:
   Borrowings from credit facility                                      6,965,000              --
   Payments on long-term debt                                            (188,278)       (144,685)
   Capital lease payments                                                      --          (9,472)
   Dividends paid to minority shareholders                                (22,164)        (23,185)
   Proceeds from exercise of 65,000 warrants, net of related costs             --          57,047
                                                                      -----------     -----------
            Net cash provided by (used in) financing activities         6,754,558        (120,295)
                                                                      -----------     -----------
            Net increase (decrease) in cash and cash equivalents        5,043,811      (1,548,685)

Cash and cash equivalents, beginning of period                          2,264,308       4,145,265
                                                                      -----------     -----------
Cash and cash equivalents, end of period                              $ 7,308,119     $ 2,596,580
                                                                      ===========     ===========


The accompanying notes are an integral part of these consolidated financial statements

                            JERRY'S FAMOUS DELI, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



1.   BASIS OF PRESENTATION AND ORGANIZATION:

Basis of Presentation

        The accompanying consolidated financial statements of Jerry's Famous Deli, Incorporated and its subsidiaries ("the Company") for the three months ended March 31, 1998 and March 31, 1997 have been prepared in accordance with generally accepted accounting principles and with the instructions to Form 10-Q and Article 10 of Regulation S-X. These financial statements have not been audited by independent accountants, but include all adjustments (consisting of normal recurring adjustments) which are, in Management's opinion, necessary for a fair presentation of the financial condition, results of operations and cash flows for such periods. However, these results are not necessarily indicative of results for any other interim period or for the full year. The December 31, 1997 balance sheet financial statement is derived from audited financial statements included in the Company's December 31, 1997 Form 10-K.

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

        JFD--Inc. and JFD--Encino include the operations of the Southern California restaurants located in Studio City, Encino, Marina del Rey, West Hollywood, Pasadena, Westwood, Sherman Oaks and Woodland Hills, Costa Mesa and Rascal House, which is located in Florida. An eleventh restaurant in Boca Raton, Florida, is under renovation and is scheduled to open in the summer of 1998 as another Rascal House.

        On April 1, 1998, the Company acquired The Epicure Market, Inc., a specialty gourmet food store located in Miami, Florida.

Reclassification

Certain amounts in the previously presented financial statements have been reclassified to conform with current period presentation.


2.   SUPPLEMENTAL CASH FLOW INFORMATION

                                                                      Three Months Ended March 31,
                                                                        1998                1997
                                                                        ----                ----
Supplemental cash flow information:
   Cash paid for:
        Interest.......................................................$218,000          $   155,000
        Income taxes...................................................$ 10,000          $     3,500
Supplemental information on noncash investing and financing
    activities:
        Preferred Stock converted into common stock....................$     --           $9,153,078
        Write off of fully depreciated capital leases..................$     --           $  124,062


3.   NET INCOME PER SHARE

        In February 1997, the Financial Accounting Standards Board (the "FASB") issued Statement of Financial Accounting Standard ("SFAS") No. 128, "Earnings Per Share." SFAS No. 128 supersedes and simplifies the previous computational guidelines under Accounting Principles Board Opinion ("APB") No. 15, "Earnings Per Share." Among other changes, SFAS No. 128 eliminates the presentation of primary earnings per share ("EPS") and replaces it with basic EPS for which common stock equivalents are not considered in the computation. It also revises the computation of diluted EPS.

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

4.   IMPACT OF RECENT ACCOUNTING PRONOUNCEMENTS

        In June 1997, the FASB issued two statements -- SFAS No. 130, "Reporting Comprehensive Income" and SFAS No. 131, "Disclosures About Segments of an Enterprise and Related Information, which are effective for the Company in the current fiscal year. In addition, in February 1998, the FASB issued SFAS No. 132, "Employers Disclosure About Pensions and Other Postretirement Benefits" which will also be effective for the Company in the current fiscal year. Presently, these standards have no impact on the Company's consolidated financial statements.

        Consistent with the restaurant industry, the Company defers its restaurant preopening costs and amortizes them over a twelve-month period following the opening of the respective restaurant. In April 1998, the American Institute of Certified Public Accountants ("AICPA") issued Statement of Position ("SOP") 98-5 entitled "Reporting on the Costs of Start-Up Activities." The SOP requires entities to expense as incurred all start-up and preopening costs that are not otherwise capitalizable as long-lived assets. The SOP is effective for fiscal years beginning after December 15, 1998, with earlier adoption encouraged. Restatement of previously issued financial statements is not permitted by the SOP, and entities are not required to report the pro forma effects of the retroactive application of the new accounting standard. The Company's adoption of the new accounting principle required will involve the recognition of the cumulative effect of the change in accounting principle required by the SOP as a one-time charge against earnings, net of any related income tax effect, retroactive to the beginning of the fiscal year of adoption. Total deferred preopening costs were approximately $66,000 at March 31, 1998.

5.   BOCA RATON PROPERTY

        On January 21, 1998, the Company entered into an agreement to acquire a long-term ground lease on an 11,000 square foot restaurant property located in Boca Raton, Florida. The acquisition closed on February 18, 1998. Under the agreement, the Company acquired the restaurant equipment and other personal property located on the premises, and the seller's liquor license for the restaurant, for a total purchase price of approximately $1,800,000. The Company has closed the restaurant until the summer of 1998 for refurbishment and conversion to a Rascal House restaurant.

6.   PURCHASE OF THE EPICURE MARKET, INC.

        In December 1997, the Company entered into an agreement to purchase The Epicure Market, Inc. of Miami Beach, Florida, a family-owned specialty gourmet food market which has been in operation for more than 50 years. The total purchase price was approximately $7,100,000 in cash and 934,509 shares of the Company's common stock (valued at approximately $2,500,000). Concurrently with the purchase, the Company entered into a 20-year term lease agreement with additional options to renew with affiliates of the seller and five-year term employment agreements with the two family members who, together with their family, have managed the market for over 50 years. The Company plans to increase the interior sales area of the market, install seating for in-house dining, increase store operating hours, and expand into delivery, catering and home meal replacement. The acquisition closed on April 1, 1998. The shares issued in conjunction with the purchase agreement have been registered for resale effective May 15, 1998. The Company has included unaudited pro forma financial statements related to this purchase in note seven below.

7.   UNAUDITED PRO-FORMA FINANCIAL STATEMENTS

        The following table presents unaudited Pro Forma Statement of Operations as if the purchase of assets and operations of Epicure had occurred as of January 1, 1998. The unaudited Pro Forma Condensed Balance Sheet is presented as if the purchase of assets and operations of Epicure had occurred as of March 31, 1998. These financial statements should be read in conjunction with the Company's Form 10-K for the year ended December 31, 1997 and the Company's Form 8-K and Amended Form 8-K/A filed April 16, 1998 and April 23, 1998, respectively. In management's opinion, all adjustments necessary to reflect the purchase of Epicure by JFD have been made.

        The unaudited Pro Forma Statement of Operations is not necessarily indicative of what the actual results of operations of JFD and Epicure would have been had the acquisition actually occurred as of January 1, 1998, nor do they purport to represent the results of operations for future periods.

                                                                     Quarter ended March 31, 1998
                                                                     ----------------------------
                                                         JFD         Epicure         Adjustments   Pro-Forma
                                                         ---         -------         -----------   ---------
                                                                 (in thousands, except per share data)
Revenues                                               $14,265        $4,146              --        $18,411
Cost of Goods Sold                                       4,384         1,743              --          6,127
                                                       -------        ------            ----        -------
          Gross Profit                                   9,881         2,403              --         12,284
Operating expenses                                       7,371         1,312             (19)(a)      8,664
General and administrative expenses                      1,097           315             (55)(b)      1,357
Depreciation and amortization expenses                     968            29             105 (c)      1,102
                                                       -------        ------            ----        -------
          Total expenses                                 9,436         1,656              31         11,123
Income from operations                                     445           747             (31)         1,161
Interest income                                             17            17              --             34
Interest expense                                          (193)           --            (170)(d)       (363)
Other income, net                                           --            --              --             --
                                                       -------        ------            ----        -------
          Income before provision for
            income taxes and minority interest             269           764            (201)           832
Provision for income taxes                                 (58)           --            (191)(e)       (249)
Minority interest                                          (26)           --              --            (26)
                                                       -------        ------            ----        -------
   Net income                                              185           764            (392)           557

   Pro forma net income per share - Basic              $  0.01                                      $  0.04
                                                       -------                                      -------
   Pro forma net income per share - Diluted            $  0.01                                      $  0.04
                                                       -------                                      -------

         Pro forma weighted average shares
           outstanding  - Basic                     14,210,155(f)                                   15,144,664 (g)
         Pro forma weighted average shares
           outstanding - Diluted                    14,344,741(f)                                   15,279,250 (g)


(a) Compensation to the owners of Epicure and certain other persons in the amount of $19,000 for the three months ended has been eliminated.

(b) Removal of former officer's consulting fees, elimination of 401(k) plan expenses and reduction of certain other expenses related to Epicure of $55,000.

(c) Includes amortization of goodwill of $71,762, amortization expense of the covenants not to compete of $4,500, and depreciation and amortization expense of the assets acquired (property and equipment) of approximately $57,500. Depreciation and amortization expense of approximately $29,000 taken by Epicure has been eliminated.

(d) Assumes utilization of lines of credit amounting to $6,965,000 occurred as of January 1, 1998, resulting in interest expense of approximately $170,000.

(e) Assumes the provision for income taxes is based on a 34% effective income tax rate based on adjusted Epicure income.

(f) Amount equals applicable outstanding shares as disclosed on the Company's March 31, 1998 10-Q.

(g) Includes 934,509 common shares issued in the purchase of Epicure which are treated as outstanding for the entire three months ended March 31, 1998.

                        Pro Forma Condensed Balance Sheet

                                                   March 31, 1998
                                                   ---------------
                                    JFD         Epicure    Adjustments   Pro Forma
                                    ---         -------    -----------   ---------
ASSETS

Current Assets
     Cash and cash equivalents  $  7,308       $    --      $    --(1)   $  7,308
     Inventory                       410            --          409(2)        819
     Prepaid expenses              1,323            --           --         1,323
     Other current assets            342            --           --           342
                                --------       -------      -------      --------
        Total current assets       9,383            --          409      $  9,792

Property, plant and equipment,
    net                           31,896            --        1,925(2)     33,821

Covenants not to compete             301            --           90(2)        391
Goodwill                           1,390            --        7,176(2)      8,566
Other assets                       1,447            --           --         1,447
                                --------       -------     --------      --------
        Total assets            $ 44,417       $    --     $  9,600      $ 54,017
                                ========       =======     ========      ========

LIABILITIES AND EQUITY

Current liabilities             $  5,028       $    --     $     --      $  5,028
Long-term debt and other
  liabilities                     14,147            --        7,100(1)     21,247
Minority interest                    483            --           --           483
Equity:
     Preferred stock                  --            --           --            --
     Common stock                 23,725            --        2,500(2)     26,225
     Retained earnings             1,034            --           --         1,034
                                --------       -------     --------      --------
        Total liabilities
          and equity            $ 44,417       $    --     $  9,600      $ 54,017
                                ========       =======     ========      ========


(1) Records the net change in cash and cash equivalents as a result of net proceeds received from the utilization of lines of credit for $7,100,000 and subsequent payout of the funds to Epicure.

(2) The purchase price of $7,100,000 in cash and 934,509 shares of the Company's common stock (valued at approximately $2,500,000) was allocated to the following: $600,000 to land (parking lot); $500,000 for leasehold improvements and $825,000 in fixtures and equipment which are depreciated on a straight line basis over 25 and 4 years, respectively; $408,801 in inventory; $90,000 for covenants not to compete, which are amortized on a straight line basis over 5 years; and the balance of approximately $7,176,200 to goodwill, which is amortized on a straight line basis over 25 years. Other than inventory, land and fixtures and equipment, no other assets were acquired. In addition, no debt or other liabilities were assumed from Epicure.

           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                            AND RESULTS OF OPERATIONS


GENERAL

        The following table presents for the three months ending March 31, 1998 and 1997, the Consolidated Statements of Operations of the Company expressed as percentages of total revenue. The results of operations for the first three months of 1998 are not necessarily indicative of the results to be expected for the full year ending December 31, 1998.

                                          PERCENTAGE OF TOTAL REVENUE
                                          THREE MONTHS ENDED MARCH 31,
                                          ----------------------------
                                                1998      1997
                                                -----    -----
Revenues                                        100.0%   100.0%
Cost of sales
      Food                                       28.9     27.1
      Other                                       1.8      2.5
                                                -----    -----
Total  cost of sales                             30.7     29.6
                                                -----    -----

Gross profit                                     69.3     70.4
Operating expenses
      Labor                                      36.1     37.3
      Occupancy and other                        15.6     13.3
                                                -----    -----
        Total operating expenses                 51.7     50.6
General and administrative expenses               7.7      8.1
Depreciation and amortization expenses            6.8      6.5
                                                -----    -----
        Total expenses                           66.2     65.2
                                                -----    -----

Income from operations                            3.1      5.2

Interest income                                   0.1      0.2
Interest expense                                 (1.3)    (1.0)
Other income (loss), net                         --       --
                                                -----    -----
Income before provision for income taxes and
      minority interest                           1.9      4.4

Provision for income taxes                        0.4      1.4
Minority interest                                 0.2      0.3
                                                -----    -----

        Net income                                1.3%     2.7%
                                                =====    =====


RESULTS OF OPERATIONS

        Revenues decreased $547,000, or 3.7%, to approximately $14,265,000 for the 1998 three-month period from approximately $14,812,000 for the 1997 three-month period. The Costa Mesa restaurant, which opened in August 1997, contributed revenues of approximately $957,000 to the 1998 period. The Rascal House restaurant in Florida had increased revenues of approximately $59,000, or 2% for the three months ended March 31, 1998 as compared to the 1997 period. Same store sales for the other eight Southern California stores in operation since January 1, 1997 decreased approximately $1,500,000, or 12.9%, for the three months ended March 31, 1998 compared to the same period for 1997. Management attributes the majority of the revenue decrease in the Southern California restaurants to the extremely unusual rain produced by the "El Nino" weather condition. In the first three months of 1998, Southern California received twice the normal rainfall as compared to 1997. Furthermore, the Company attributes a portion of the decrease to the reduction in hours of operation from 24 hours a day in several locations in the fourth quarter of 1997 and first quarter of 1998.

        As a percentage of revenues, cost of sales increased 1.1 percentage points to 30.7% in 1998 from 29.6% in 1997. Of the 1.1 percentage point increase, the cost of food, which comprises over 90% of cost of sales, contributed a 1.2 percentage point increase. The major portion of this increase results from higher food costs on the Company's core products. The Company's other components of cost of sales decreased slightly, mainly as a result of more efficient buying and increased management monitoring of purchase costs.

        Total expenses, as a percentage of revenues, increased 1.0 percentage point to 66.2% for the three months ended March 31, 1998 from 65.2% for the three months ended March 31, 1997. One factor contributing to the difference was the increase in occupancy and other expenses, which increased 2.3 percentage points to 15.6% for the period as compared to 13.3% for the same 1997 period. The majority of this increase was related to maintenance and supplies expense, which combined contributed over $100,000 of the increase. The increases in these accounts were due mainly to the Company's expenditures to ensure continued compliance with the Los Angeles County Department of Public Health requirements for food preparation, food handling and food storage. As a result of these expenditures and many hours of diligent labor by both employees and management, the Company's restaurants which have been inspected by the Department have received an "A" rating, the highest rating possible. Another component of the increase was the approximately $183,000 increase in depreciation expense, to approximately $857,000 in 1998 from approximately $674,000 in 1997. Approximately $96,000 of the increase is due to the Costa Mesa restaurant, which opened in August 1997. In addition, the Company had numerous additions and betterments to the other nine restaurants in operation during 1997. Amortization expense decreased approximately $173,000 for the three months ended March 31, 1998 from approximately $284,000 in 1997 to approximately $111,000 in 1998. This decrease is primarily due to amortization expense incurred in 1997 related to preopening costs arising from the five restaurants opened in 1996. Preopening expense for the Costa Mesa restaurant opened in August 1997 and the five restaurants opened in 1996 are or were amortized over the twelve month period following their openings.

        Labor expense, as a percentage of revenues, decreased 1.2 percentage points to 36.1% for the 1998 quarter from 37.3 % for the 1997 quarter. Consistent with the Company's operating philosophy, newly-opened restaurants commonly incur relatively higher labor costs during the first several months after opening until predictable customer usage patterns are developed. As such, the Woodland Hills restaurant, which reopened after renovations in December 1996, had a decrease in labor costs of approximately $228,000, or 7.4 percentage points as a percentage of sales for the 1998 quarter as compared to the 1997 quarter. The five restaurants opened in 1996, including Woodland Hills, which contributed to an increase in labor expense for the three months ended March 31, 1997, had labor costs consistent with management expectations for more well established Jerry's restaurants for the three months ended March 31, 1998. The decrease in hours of operation from 24 hours for several of the restaurants also contributed to the decrease.

        General and administrative expenses, as a percentage of revenues, decreased 0.4 percentage point to 7.7% for the 1998 quarter from 8.1% for the 1997 quarter. The decrease was due mainly to the reduction in salaries for three executive officers effective October 1, 1997, and a change in the bonus calculation for those officers, which resulted in a reduction of bonus, accounting for a decrease of approximately $133,000. General and administrative expenses of approximately $334,000, representing approximately 30.5% of total general and administrative expenses in the 1998 quarter, relate directly to restaurant operations, including insurance, employee benefits and other expenses. This portion of general and administrative expenses is expected to increase as new restaurants are opened and/or acquired.

        The increase in interest expense of $39,000 to $193,000 for the 1998 three-month period from $154,000 for the same 1997 period, resulted primarily from interest expense on the Rascal House building purchased September 1997.

LIQUIDITY AND CAPITAL RESOURCES

        The Company's capital requirements are primarily for the development, construction and equipping of new restaurants. Generally, the Company leases the property and extensively remodels the existing building. Additional capital expenditures will be required as new locations are added. The cost of renovation will depend upon the style of restaurant being converted. Renovation of Jerry's Famous Deli restaurants have cost between $2.0 million and $3.0 million per location, or $267 to $400 per square foot.

        The Company will open its eleventh restaurant in Boca Raton, Florida, in the summer of 1998. Funds to complete the renovation of the Boca Raton building and conversion to a Rascal House restaurant will come primarily from cash flows from operations.

        The Company acquired The Epicure Market, Inc. on April 1, 1998, for approximately $7,100,00 in cash and 934,509 shares of the Company's common stock (valued at approximately $2,500,000).

        The Company has a revolving line of credit in the aggregate amount of $965,000 from United Mizrahi Bank, which was fully utilized in conjunction with the purchase of The Epicure Market, Inc. on April 1, 1998. The line of credit agreement, which terminated in April 1998, was extended for a period of three years with essentially the same terms and conditions.

        The Company entered into a $4,000,000 revolving line of credit agreement with Bank Leumi USA in October 1997. The line bears interest at the bank's reference rate plus 1.25%. The Company fully utilized this line in March 1997 in conjunction with the purchase of The Epicure Market, Inc. on April 1, 1998. Such borrowing is subject to interest only through January 1, 1999, when it automatically converts to a term loan with principal and interest payable in monthly installments until maturity on September 1, 2002.

        The Company also entered into a $2,000,000 non-revolving line of credit with Bank of America, NT&SA in October 1997, collateralized by the machinery, equipment and inventory of the Company. The line bears interest at the bank's reference rate plus 1.25%, and was fully utilized in conjunction with the purchase of The Epicure Market, Inc. on April 1, 1998. Principal and interest are payable in monthly installments, ending October 1, 2002, with prepayments permitted at any time.

        Management believes that cash on hand, including cash drawn on the lines of credit, and cash flows from operations will be sufficient to finance the acquisition of The Epicure Market, Inc., renovation and conversion of the Boca Raton facility to a Rascal House and operation of the Company's existing restaurants. Future anticipated capital needs, primarily for development or acquisition of new restaurants, cannot be projected with certainty. Additional capital expenditures will be required as new locations are added. The Company generally intends to seek leased locations. The cost of renovation will depend upon the style of restaurant being converted. Renovation of Jerry's Famous Deli restaurants have cost between $2,000,000 and $3,000,000 million per location, or $267 to $400 per square foot.

        In June 1997, the FASB issued two statements -- SFAS No. 130, "Reporting Comprehensive Income" and SFAS No. 131, "Disclosures About Segments of an Enterprise and Related Information, which are effective for the Company in the current fiscal year. In addition, in February 1998, the FASB issued SFAS No. 132, "Employers Disclosure About Pensions and Other Postretirement Benefits" which will also be effective for the Company in the current fiscal year. Presently, these standards have no impact on the Company's consolidated financial statements.

        Consistent with the restaurant industry, the Company defers its restaurant preopening costs and amortizes them over a twelve month period following the opening of the respective restaurant. In April 1998, the American Institute of Certified Public Accountants ("AICPA") issued Statement of Position ("SOP") 98-5 entitled "Reporting on the Costs of Start-Up Activities." The SOP requires entities to expense as incurred all start-up and preopening costs that are not otherwise capitalizable as long-lived assets. The SOP is effective for fiscal years beginning after December 15, 1998, with earlier adoption encouraged. Restatement of previously issued financial statements is not permitted by the SOP, and entities are not required to report the pro forma effects of the retroactive application of the new accounting standard. The Company's adoption of the new accounting principle required will involve the recognition of the cumulative effect of the change in accounting principle required by the SOP as a one-time charge against earnings, net of any related income tax effect, retroactive to the beginning of the fiscal year of adoption. Total deferred preopening costs were approximately $66,000 at March 31, 1998

        Statements made herein that are not historical facts are forward looking statements and are subject to a number of risk factors, including the public's acceptance of the Jerry's Famous Deli format in each new location, consumer trends in the restaurant industry, competition from other restaurants, the costs and delays experienced in the course of remodeling or building new restaurants, the amount and rate of growth of administrative expenses associated with building the infrastructure needed for future growth, the availability, amount, type and cost of financing for the Company and general economic conditions and other factors. Further information on these and other factors is contained in the Company's Annual Report on Form 10-K for the year ended December 31, 1997 and its other reports filed with the Securities and Exchange Commission.


Item 3.     Quantitative and Qualitative Disclosure About Market Risk.

            Not applicable.

                           PART II - OTHER INFORMATION


Items 1 through 6.   Not applicable.

                                   SIGNATURES


        Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                JERRY'S FAMOUS DELI, INC.



Date:   May 15, 1998            By: /s/  Isaac Starkman
                                    ------------------------
                                         Isaac Starkman
                                         Chief Executive Officer and Chairman
                                         of the Board of Directors



                                By:  /s/   Christina Sterling
                                     ---------------------------
                                            Christina Sterling
                                            Chief Financial Officer