Form 10-Q
period 1998-06-30
JERRYS FAMOUS DELI INC
filed 1998-08-14
CIK 948308

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D. C. 20549
                                    FORM 10-Q


(MARK ONE)
[X[ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended June 30, 1998

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
(State or Other Jurisdiction of                           (I.R.S. Employer
Incorporation or Organization)                            Identification No.)


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


                      APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date. As of July 17, 1998, outstanding common shares totaled 15,144,664.

                            JERRY'S FAMOUS DELI, INC.

                                      INDEX


                                                                                           Page
                                                                                          Number
                         PART I - FINANCIAL INFORMATION


Item 1.  Consolidated Financial Statements

         Consolidated Balance Sheets as of June 30, 1998 and December 31, 1997 .........     2

         Consolidated Statements of Operations for the Three Months and Six Months Ended
         June 30, 1998 and June 30, 1997 ...............................................     3

         Consolidated Statements of Cash Flows for the Six Months Ended
         June 30, 1998 and June 30, 1997 ...............................................     4

         Notes to Consolidated Financial Statements ....................................     5


Item 2.  Management's Discussion and Analysis of Financial Condition and
         Results of Operations

         Results of Operations .........................................................     9

         Liquidity and Capital Resources ...............................................    10


Item 3.  Quantitative and Qualitative Disclosure About Market Risk .....................    11

                           PART II - OTHER INFORMATION

Items 1. through 6. ....................................................................    11


Signatures .............................................................................    12

                            JERRY'S FAMOUS DELI, INC.
                           CONSOLIDATED BALANCE SHEETS


                                                                          JUNE 30,          DECEMBER 31,
                                                                            1998               1997
                                                                         -----------        -----------
ASSETS

Current assets
   Cash and cash equivalents                                             $   754,509        $ 2,264,308
   Accounts receivable, net                                                  317,281            272,511
   Inventory                                                               1,054,151            525,200
   Prepaid expenses                                                          571,545          1,729,687
   Preopening costs                                                          249,023            105,318
   Deferred income taxes                                                     121,711             63,063
   Prepaid  income taxes                                                          --             24,605
                                                                         -----------        -----------
           Total current assets                                            3,068,220          4,984,692

Property and equipment, net                                               33,691,358         29,835,529

Organization costs                                                            85,650             92,143
Deferred income taxes                                                        725,983            725,983
Goodwill and covenants not to compete                                      9,965,818          1,757,342
Other assets                                                                 734,871            581,917
                                                                         -----------        -----------

           Total assets                                                  $48,271,900        $37,977,606
                                                                         ===========        ===========

LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities
   Accounts payable                                                      $ 3,826,398        $ 2,195,980
   Accrued expenses                                                        1,113,181          1,426,073
   Sales tax payable                                                         191,982            402,220
   Current portion of long-term debt                                       2,061,537            752,063
                                                                         -----------        -----------
            Total current liabilities                                      7,193,098          4,776,336

Long-term debt                                                            12,895,116          7,690,219
Deferred rent                                                                435,327            455,129
                                                                         -----------        -----------
           Total liabilities                                              20,523,541         12,921,684

Minority interest                                                            489,018            480,379

Shareholders' equity
   Preferred stock Series A, no par, 5,000,000 shares authorized, no shares issued or outstanding at June 30, 1998 or
      at December 31, 1997                                                        --                 --
   Common stock, no par value, 60,000,000 shares authorized,
      15,144,664 and 14,210,155 issued and outstanding at
      June 30, 1998 and December 31, 1997, respectively                   26,119,630         23,724,484
Equity                                                                     1,139,711            851,059
                                                                         -----------        -----------
           Total shareholders' equity                                     27,259,341         24,575,543
                                                                         -----------        -----------

           Total liabilities and shareholders' equity                    $48,271,900        $37,977,606
                                                                         ===========        ===========



  The accompanying notes are an integral part of these consolidated financial statements

                            JERRY'S FAMOUS DELI, INC.
                      CONSOLIDATED STATEMENTS OF OPERATIONS


                                                   THREE MONTHS ENDED JUNE 30,               SIX MONTHS ENDED JUNE 30,
                                                ---------------------------------         ---------------------------------
                                                    1998                 1997                 1998                 1997
                                                ------------         ------------         ------------         ------------
Revenues                                        $ 16,094,831         $ 13,026,122         $ 30,359,516         $ 27,837,878
Cost of sales                                      5,339,797            4,035,500            9,723,981            8,414,417
                                                ------------         ------------         ------------         ------------
      Gross profit                                10,755,034            8,990,622           20,635,535           19,423,461

Operating expenses
   Labor                                           5,226,873            4,735,456           10,379,460           10,254,322
   Occupancy and other                             2,162,817            1,679,070            4,221,115            3,479,206
Occupancy - related party                            256,535              160,434              417,053              338,658
General and administrative expenses                1,454,811            1,091,232            2,551,465            2,293,921
Depreciation and amortization expenses             1,117,681              905,383            2,085,502            1,863,007
                                                ------------         ------------         ------------         ------------
               Total expenses                     10,218,717            8,571,575           19,654,595           18,229,114
                                                ------------         ------------         ------------         ------------

      Income from operations                         536,317              419,047              980,940            1,194,347

Other income (expense)
   Interest income                                    18,477                9,040               35,559               40,900
   Interest expense                                 (370,156)            (151,877)            (562,728)            (305,618)
   Other income (expense), net                           287               (1,776)                 287               (1,361)
                                                ------------         ------------         ------------         ------------
      Income before provision for income
         taxes and minority interest                 184,925              274,434              454,058              928,268

Provision for income taxes                            50,091               75,800              108,474              276,000
Minority interest                                     26,430               44,771               52,302               91,921
                                                ------------         ------------         ------------         ------------


      Net income                                $    108,404         $    153,863         $    293,282         $    560,347
                                                ============         ============         ============         ============


Net income per share:
   Basic                                        $       0.01         $       0.01         $       0.02         $       0.04
                                                ============         ============         ============         ============

   Diluted                                      $       0.01         $       0.01         $       0.02         $       0.04
                                                ============         ============         ============         ============


Weighted average shares
   outstanding - Basic                            15,144,664           14,019,468           15,144,664           14,019,468
                                                ============         ============         ============         ============

Weighted average shares
   outstanding - Diluted                          15,212,901           14,059,408           15,246,076           14,076,184
                                                ============         ============         ============         ============



  The accompanying notes are an integral part of these consolidated financial statements

                           JERRY'S FAMOUS DELI, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS


                                                                              SIX MONTHS ENDED JUNE 30,
                                                                          ---------------------------------
                                                                              1998                 1997
                                                                          ------------         ------------
Cash flows from operating activities:
   Net income                                                             $    293,282         $    560,347
                                                                          ------------         ------------
   Adjustments to reconcile net income to net cash provided by operating activities
      Depreciation and amortization                                          2,085,502            1,863,007
      Gain on sale of assets                                                        --               (2,756)
      Minority interest                                                         52,302               91,921
      Deferred income taxes                                                    (58,648)              (7,850)
      Deferred income                                                               --               41,668
      Changes in assets and liabilities
         Accounts receivable                                                   (44,770)             (58,730)
         Inventory                                                            (120,150)              43,819
         Prepaid expenses                                                    1,158,142             (551,829)
         Prepaid income taxes                                                   24,605                   --
         Preopening costs                                                     (222,693)             (15,191)
         Other assets                                                         (130,719)             (47,818)
         Accounts payable                                                    1,630,418           (1,704,651)
         Accrued expenses                                                     (312,892)              25,674
         Sales tax payable                                                    (210,238)            (241,905)
         Deferred credits                                                           --               20,752
                                                                          ------------         ------------
            Total adjustments                                                3,850,859             (543,889)
                                                                          ------------         ------------
            Net cash provided by operating activities                        4,144,141               16,458
                                                                          ------------         ------------
Cash flows from investing activities:
   Purchase of Epicure Market                                               (8,504,323)                  --
   Acquisition of restaurant                                                (1,760,000)                  --
   Additions to equipment                                                     (404,950)            (767,946)
   Additions to improvements - land, building and leasehold                   (346,692)            (482,871)
   Additions to construction-in-progress                                    (1,107,251)          (1,954,661)
   Proceeds from sale of fixed assets                                               --                7,000
                                                                          ------------         ------------
            Net cash used in investing activities                          (12,123,216)          (3,198,478)
                                                                          ------------         ------------
Cash flows from financing activities:
   Borrowings on credit facilities                                           6,965,000                   --
   Payments on long-term debt                                                 (450,631)            (289,370)
   Capital lease payments                                                           --              (13,612)
   Dividends paid to minority shareholders                                     (45,093)             (46,851)
   Proceeds from exercise of 65,000 warrants, net of related costs                  --               57,048
   Purchase of Company's common stock                                               --             (103,203)
                                                                          ------------         ------------
            Net cash provided by (used in) financing activities              6,469,276             (395,988)
                                                                          ------------         ------------
            Net decrease in cash and cash equivalents                       (1,509,799)          (3,578,008)

Cash and cash equivalents, beginning of period                               2,264,308            4,145,265
                                                                          ------------         ------------
Cash and cash equivalents, end of period                                  $    754,509         $    567,257
                                                                          ============         ============



  The accompanying notes are an integral part of these consolidated financial statements

                            JERRY'S FAMOUS DELI, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



1.   BASIS OF PRESENTATION AND ORGANIZATION:

Basis of Presentation

         The accompanying consolidated financial statements of Jerry's Famous Deli, Incorporated and its subsidiaries ("the Company") for the three and six months ended June 30, 1998 and June 30, 1997 have been prepared in accordance with generally accepted accounting principles and with the instructions to Form 10-Q and Article 10 of Regulation S-X. These financial statements have not been audited by independent accountants, but include all adjustments (consisting of normal recurring adjustments) which are, in Management's opinion, necessary for a fair presentation of the financial condition, results of operations and cash flows for such periods. However, these results are not necessarily indicative of results for any other interim period or for the full year. The December 31, 1997 balance sheet is derived from the audited financial statements included in the Company's December 31, 1997 Form 10-K.

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

Organization

         The accompanying consolidated financial statements consist of Jerry's Famous Deli, Incorporated ("JFD--Inc."), a California corporation, JFD-Encino ("JFD--Encino"), a California limited partnership and National Deli Corporation, ("NDC"), a Florida corporation and wholly-owned subsidiary of JFD, Inc.
JFD--Inc. and JFD--Encino operate family oriented, full-service restaurants. NDC operates the Epicure Market ("Epicure"), a specialty gourmet food store located in Miami Beach, Florida, which was acquired on April 1, 1998. These entities are collectively referred to as "Jerry's Famous Deli, Inc." or the "Company."

         JFD--Inc. and JFD--Encino include the operations of the Southern California restaurants located in Studio City, Encino, Marina del Rey, West Hollywood, Pasadena, Westwood, Sherman Oaks, Woodland Hills, Costa Mesa and Rascal House, which is located in Florida.

         On July 1, 1998, the Company opened its eleventh restaurant, a second Rascal House, in Boca Raton, Florida.


2.   SUPPLEMENTAL CASH FLOW INFORMATION

                                                                                     Six Months Ended June 30,
                                                                                       1998              1997
                                                                                    ----------        ----------
Supplemental cash flow information:
   Cash paid for:
         Interest ..........................................................        $  588,000        $  307,000
         Income taxes ......................................................        $  236,000        $  233,000

Supplemental information on noncash investing and financing activities:
         Common Stock issued in purchase of market .........................        $2,395,147        $       --
         Preferred stock converted into common stock .......................        $       --        $9,153,000
         Write-off of fully depreciated capital leases,
            equipment, and leasehold improvements ..........................        $       --        $  169,000
         Issuance of 200,000 unregistered common shares in
            connection with a consulting agreement .........................        $       --        $  750,000

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


4.   IMPACT OF RECENT ACCOUNTING PRONOUNCEMENTS

         Consistent with the restaurant industry, the Company defers its restaurant preopening costs and amortizes them over a twelve-month period following the opening of the respective restaurant. In April 1998, the American Institute of Certified Public Accountants ("AICPA") issued Statement of Position ("SOP") 98-5 entitled "Reporting on the Costs of Start-Up Activities." The SOP requires entities to expense as incurred all start-up and preopening costs that are not otherwise capitalizable as long-lived assets. The SOP is effective for fiscal years beginning after December 15, 1998, with earlier adoption encouraged. Restatement of previously issued financial statements is not permitted by the SOP, and entities are not required to report the pro forma effects of the retroactive application of the new accounting standard. The Company's adoption of the new accounting principle at January 1, 1999, will involve the recognition of the cumulative effect of the change in accounting principle required by the SOP as a one-time charge against earnings, net of any related income tax effect, retroactive to that date. Net unamortized deferred preopening costs were approximately $249,000 at June 30, 1998.


5.   UNAUDITED PRO FORMA FINANCIAL STATEMENTS

         On April 1, 1998, Jerry's Famous Deli, Inc. ("JFD") acquired certain assets and the operations of the Epicure Market, Inc., a specialty gourmet food market located in Miami Beach, Florida.

         The following table presents the unaudited Pro Forma Statement of Operations as if the purchase of assets and operations of Epicure had occurred as of January 1, 1998. This financial statement should be read in conjunction with the Company's Form 10-K for the year ended December 31, 1997 and the Company's Form 8-K and Amended Form 8-K/A filed April 16, 1998 and April 23, 1998, respectively. In management's opinion, all adjustments necessary to reflect the purchase of Epicure by JFD have been made. The amounts below indicated in the JFD column represent the consolidated operations of JFD and Epicure from April 1, 1998 to June 30, 1998. The Epicure column represents activity for January 1, 1998 to March 31, 1998.

         The Unaudited Pro Forma Statement of Operations is not necessarily indicative of what the actual results of operations of JFD and Epicure would have been had the acquisition actually occurred as of January 1, 1998, nor do they purport to represent the results of operations for future periods.

                                                                         Six Months Ended June 30, 1998
                                                                         ------------------------------
                                                     JFD                   Epicure           Adjustments              Pro-Forma
                                                 ------------            ------------        ------------            ------------
                                                                       (in thousands, except per share data)
Revenues                                         $     30,360            $      4,146                  --            $     34,506
Cost of Goods Sold                                      9,724                   1,743                  --                  11,467
                                                 ------------            ------------        ------------            ------------
          Gross Profit                                 20,636                   2,403                  --                  23,039
Operating expenses                                     15,018                   1,312        $        (19)(a)              16,311
General and administrative expenses                     2,551                     315                 (55)(b)               2,811
Depreciation and amortization expenses                  2,086                      29                 105 (c)               2,220
                                                 ------------            ------------        ------------            ------------
          Total expenses                               19,655                   1,656                  31                  21,342
Income from operations                                    981                     747                 (31)                  1,697
Interest income                                            36                      17                  --                      53
Interest expense                                         (563)                     --                (170)(d)                (733)
Other income, net                                          --                      --                  --                      --
                                                 ------------            ------------        ------------            ------------
         Income before provision for
           income taxes and minority interest             454                     764                (201)                  1,017
Provision for income taxes                               (108)                     --                (191)(e)                (299)
Minority interest                                         (53)                     --                  --                     (53)
                                                 ------------            ------------        ------------            ------------
   Net income                                    $        293            $        764        $       (392)           $        665
                                                 ============            ============        ============            ============

   Pro forma net income per share - Basic        $       0.02                                                        $       0.04
                                                 ------------                                                        ------------
   Pro forma net income per share - Diluted      $       0.02                                                        $       0.04
                                                 ------------                                                        ------------
         Pro forma weighted average shares
           outstanding  - Basic                    15,144,644(f)                                                       15,144,664(g)
         Pro forma weighted average shares
           outstanding - Diluted                   15,246,076(f)                                                       15,246,076(g)

         (a) Compensation to the owners of Epicure and certain other persons in the amount of $19,000 has been eliminated.
         (b) Removal of former officer's consulting fees, elimination of 401(k) plan expenses and reduction of certain other expenses related to Epicure of approximately $55,000.
         (c) Includes amortization of goodwill of $71,762, amortization expense of the covenants not to compete of $4,500, and depreciation and amortization expense of the assets acquired (property and equipment) of approximately $57,500. Depreciation and amortization expense of approximately $29,000 taken by Epicure has been eliminated.
         (d) Assumes utilization of lines of credit amounting to $6,965,000 occurred as of January 1, 1998, resulting in interest expense of approximately $170,000.
         (e) Assumes the provision for income taxes is based on a 34% effective income tax rate based on adjusted Epicure income.
         (f) Amount equals applicable outstanding shares as disclosed on the Company's June 30, 1998 Form 10-Q.
         (g) Includes 934,509 common shares issued in the purchase of Epicure which are treated as outstanding for the entire six months ended June 30, 1998.


6.   SUBSEQUENT EVENTS

         On July 1, 1998, the Company opened its eleventh restaurant, a Rascal House, in Boca Raton, Florida.

         The Company is currently in negotiations for a new credit facility with a bank. No assurance can be given that the Company will obtain the new credit facility.

           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                            AND RESULTS OF OPERATIONS




GENERAL

         The following table presents for the three and six months ending June 30, 1998 and 1997, the Consolidated Statements of Operations of the Company expressed as percentages of total revenue. The results of operations for the first six months of 1998 are not necessarily indicative of the results to be expected for the full year ending December 31, 1998.


                                                         PERCENTAGE OF TOTAL REVENUE
                                                         ---------------------------
                                            THREE MONTHS ENDED JUNE 30,     SIX MONTHS ENDED JUNE 30,
                                            ---------------------------     -------------------------
                                               1998            1997            1998            1997
                                              ------          ------          ------          ------
Revenues                                       100.0%          100.0%          100.0%          100.0%
Cost of sales
      Food                                      31.2            28.3            30.1            27.6
      Other                                      2.0             2.7             1.9             2.6
                                              ------          ------          ------          ------
Total cost of sales                             33.2            31.0            32.0            30.2
                                              ------          ------          ------          ------
Gross profit                                    66.8            69.0            68.0            69.8

Operating expenses
      Labor                                     32.5            36.4            34.2            36.8
      Occupancy and other                       15.0            14.1            15.3            13.7
                                              ------          ------          ------          ------
         Total operating expenses               47.5            50.5            49.5            50.5
General and administrative expenses              9.0             8.4             8.4             8.3
Depreciation and amortization expenses           7.0             6.9             6.9             6.7
                                              ------          ------          ------          ------
         Total expenses                         63.5            65.8            64.8            65.5
                                              ------          ------          ------          ------
Income from operations                           3.3             3.2             3.2             4.3

Interest income                                  0.1             0.1             0.1             0.1
Interest expense                                (2.3)           (1.2)           (1.8)           (1.1)
Other income, net                                0.0             0.0             0.0             0.0
                                              ------          ------          ------          ------
Income before provision for income
      taxes and minority interest                1.1             2.1             1.5             3.3

Provision for income taxes                       0.3             0.6             0.3             1.0
Minority interest                                0.1             0.3             0.2             0.3
                                              ------          ------          ------          ------
         Net income                              0.7%            1.2%            1.0%            2.0%
                                              ======          ======          ======          ======

RESULTS OF OPERATIONS


Three Months Ended June 30, 1998 Compared to Three Months Ended June 30, 1997

         Revenues for the three months ended June 30, 1998 increased approximately $3,069,000, or 23.6%, to approximately $16,095,000 for the 1998 quarter from approximately $13,026,000 for the 1997 quarter. The Epicure Market, acquired on April 1, 1998, contributed revenues of approximately $3,550,000 for the 1998 period. In addition, the Costa Mesa restaurant, which opened in August 1997, had revenues of approximately $825,000 for the 1998 period. The Rascal House restaurant in Miami Beach, Florida, had decreased revenues of approximately $49,000 for the 1998 period. Same store sales for the other eight Southern California stores in operation since April 1, 1997 decreased approximately $1,239,000, or 11.4% for the 1998 period. Management attributes a portion of this decrease to the continuing adverse weather condition, causing abnormally high rainfall, which lasted until the middle of the second quarter. Also, the Company believes the negative publicity surrounding the cleanliness of many Southern California eating establishments, which included one of the Company's restaurants, has impacted its restaurants' sales. In addition, management also attributes a portion of the revenue decrease to the reduction in hours of operation from 24 hours a day in several locations beginning in the fourth quarter of 1997, which are still in effect. Furthermore, significant road construction adjacent to the Company's West Hollywood restaurant has caused an estimated loss of sales of $90,000 for the months of May and June. To address the above decreases, the Company believes additional marketing of its restaurants and specific products, consistent with other casual dining and fast food restaurants, will enhance same store sales.

         Cost of sales, as a percentage of revenues, increased 2.2 percentage points to 33.2% for the 1998 quarter from 31.0% for the 1997 quarter. Total food cost including Epicure increased 2.9 percentage points to 31.2% for 1998 from 28.3% for 1997. The majority of this increase is due to the differing margins from the Company's core restaurants and the market, which typically has a higher food cost as a component of sales. Without Epicure, food costs increased .2 percentage point to 28.5% in 1998 from 28.3% for the same 1997 quarter. The Company was successful in limiting its food cost increase on the core products as compared to the first quarter. Management is planning to take advantage of volume purchasing discounts at its Florida locations, which now includes two restaurants and Epicure. Furthermore, the Company will take advantage of additional future reductions in food costs in Florida, as Epicure will also be supplying certain food products to the two Florida restaurants.

         Operating expenses, which include all restaurant level operating costs, including, but not limited to, labor, rent, laundry, maintenance, utilities and repairs, as a percentage of revenues, decreased 3.0 percentage points to 47.5% for the 1998 quarter from 50.5% for the 1997 quarter. Labor decreased 3.9 percentage points to 32.5% for 1998 from 36.4% for 1997. The decrease in labor expense reflects the improved staff efficiencies in the five restaurants opened in 1996 and one new restaurant in 1997, as predictable customer patterns have developed. The decrease in hours of operation from 24 hours for several of the restaurants also contributed to the decrease. Management believes the minimum wage increase on March 1, 1998 in California to $5.75 from $5.15 an hour, which affected approximately 33% of the employees in each California restaurant, did not have a significant impact on labor costs. Offsetting the large decrease in labor, was an increase in occupancy expenses of 0.9 percentage point to 15.0% for 1998 from 14.1% for 1997. Most of the increase was due to the decline in sales, as many of the Company's occupancy expenses are fixed costs. Also contributing to the increase was a net increase of approximately $118,000 in supplies expense, of which $135,000 relates to Epicure, which was offset by decreases based on significant purchases incurred in the first quarter. Rent expense also increased approximately $162,000, primarily as a result of Epicure, which added $106,000, and the Costa Mesa restaurant, which contributed $52,000.

         General and administrative expenses, as a percentage of revenues, increased 0.6 percentage point, to 9.0% for the 1998 quarter from 8.4% in the 1997 quarter. The net increase was predominantly due to Epicure and the Costa Mesa restaurant, which contributed approximately $405,000 and $22,000, respectively. The increase was offset by a decrease in management labor expense in the 1998 quarter due to the reduction in salaries for three executive officers in October 1997, and a change in the bonus calculation for those officers, which resulted in a reduction of bonus, accounting for a decrease of approximately $45,000. General and administrative expenses which relate directly to restaurant operations, including insurance, employee benefits and other expenses are expected to continue to increase as new restaurants are opened and/or acquired.

         Depreciation and amortization expense, as a percentage of revenue, increased 0.1 percentage point to 7.0% for 1998 from 6.9% for the 1997 quarter. Depreciation expense increased approximately $190,000 for the 1998 quarter as compared to the 1997 quarter, of which approximately $99,000 was due to the Costa Mesa restaurant which opened in August 1997. In addition, Epicure contributed approximately $60,000 to the increase. Amortization expense increased approximately $23,000 for the 1998 quarter as compared to the 1997 quarter. Amortization expense of approximately $81,000 relates directly to the Epicure acquisition, and approximately $40,000 for the Costa Mesa restaurant preopening expenses. These increases were offset by a decrease in amortization expense incurred in 1997 related to preopening costs arising from the five restaurants opened in 1996. Preopening costs for the Costa Mesa restaurant opened in August 1997 and the five restaurants opened in 1996 are or were amortized over the twelve month period following their openings.

         The increase in interest expense of approximately $218,000 to approximately $370,000 for the 1998 second quarter from approximately $152,000 for the same 1997 period, resulted primarily from approximately $180,000 in interest expense on the credit facilities utilized in the purchase of Epicure on April 1, 1998. The interest expense on the Rascal House mortgage also contributed to the increase.


Six Months Ended June 30, 1998 Compared to Six Months Ended June 30, 1997

         Revenues increased approximately $2,522,000, or 9.1%, to approximately $30,360,000 for the 1998 six-month period from approximately $27,838,000 for the 1997 six-month period. Epicure acquired on April 1, 1998, contributed revenues of approximately $3,550,000 in 1998. The Costa Mesa restaurant, which opened in August 1997, contributed revenues of approximately $1,782,000 to the 1998 period. The Rascal House restaurant in Miami Beach, Florida had increased revenues of approximately $9,000, or .2% for the 1998 period. Revenues for the same eight Southern California restaurants operated during both six-month periods, decreased approximately $2,762,000, or 12.2%. Most of this decrease is attributable to the reasons discussed in the quarter-to-quarter comparison.

         Cost of sales, as a percentage of revenues, increased 1.8 percentage points, to 32.0% for the 1998 period from 30.2% for the 1997 period. As discussed above, Epicure accounted for the majority of the increase. Without Epicure, cost of sales increased 0.7 percentage point to 30.9% for the 1998 period as compared to 30.2% for the same 1997 period.

         Labor expense, as a percentage of revenues, decreased 2.6 percentage points, to 34.2% in 1998 from 36.8% for 1997, primarily due to the same factors as those discussed above with respect to the second quarter.

         General and administrative expenses, as a percentage of revenues, increased .1 percentage point to 8.4% for 1998 from 8.3% for 1997 due to increases in many general and administrative expenses at rates greater than the growth of revenues. As new restaurants are opened and/or acquired, certain general and administrative expenses, relating directly to restaurant operations including insurance, employee benefits and others, are expected to increase.

         Depreciation and amortization expense, as a percentage of revenues, increased .2 percentage point to 6.9% in 1998 from 6.7% in the 1997 period, mostly due to the same factors as those discussed above with respect to the second quarter.

         Income from operations, as a percentage of revenues, decreased 1.1 percentage points to 3.2% for 1998 from 4.3% for 1997. As discussed above in the quarter to quarter comparison, most of this increase is due to increases in rent and supplies.

         Interest expense as a percentage of revenues, increased approximately
0.7 percentage point to 1.8% for 1998 from 1.1% for 1997, primarily due to the factors as discussed above with respect to the second quarter.


LIQUIDITY AND CAPITAL RESOURCES

         The Company's capital requirements are primarily for the development, construction and equipping of new restaurants and specialty markets. Generally, the Company seeks leased locations and extensively remodels the existing building for each new restaurant. Based on historic experience, each new restaurant requires between $2,000,000 and $3,000,000 for remodeling and purchasing of equipment.

         The Company is continuing its current plans for expansion and recently opened its eleventh restaurant, a second Rascal House, in Boca Raton, Florida, on July 1, 1998. The Company is additionally seeking to acquire well established deli-style restaurants in markets conducive to its customer base.

         The Company has utilized all lines of credit in the purchase of Epicure and has completed renovating the newly opened Rascal House restaurant in Boca Raton. The Company is currently in negotiations with a bank for a new credit facility. There is no assurance that the Company will obtain the credit facility. The Company used cash on hand and cash flows from operations to pay for certain costs related to the acquisition of Epicure and purchase of the Boca Raton facility, which reduced its cash position and resulted in an increase in accounts payable compared to historical levels.

         Management believes that cash on hand, cash flows from operations and future debt or equity financing will be sufficient to finance prospective acquisitions and operation of the Company's existing restaurants. Management is currently seeking new locations for development or acquisition of restaurants in Chicago and Florida. In planning for future expansion and the resulting capital needs of the Company, management is evaluating other sources of financing, including equity and/or debt financing. Future growth is dependent upon the Company obtaining additional capital.

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



                           PART II - OTHER INFORMATION


Items 1. through 3.   Not applicable.

Item 4.  Submission of Matters to a Vote of Security Holders.

         On May 27, 1998, the Company held its Annual Meeting of Shareholders. Shareholders voted upon the election of directors and upon the ratification of Coopers & Lybrand, L.L.P., as the Company's independent public accountants for the fiscal year ending December 31, 1998. Isaac Starkman, Guy Starkman, Jason Starkman, Paul Gray, Stanley Schneider and Kenneth Abdalla, all of whom were directors prior to the Annual Meeting and were nominated by management for re-election, were re-elected at the meeting. The following votes were cast for each nominees:

                   Name                    For            Authority
                   ----                    ---             Withheld
                                                          ----------
               Isaac Starkman           12,398,951            32,002
               Guy Starkman             12,396,941            34,012
               Jason Starkman           12,396,741            34,212
               Paul Gray                12,398,884            32,069
               Stanley Schneider        12,399,934            31,019
               Kenneth Abdalla          12,400,534            30,419

         The following votes were cast for the ratification of Coopers & Lybrand, L.L.P. (as of July 1, 1998, PricewaterhouseCoopers LLP), as the Company's independent public accountants for the fiscal year ending December 31, 1998: For: 10,526,011; Against: 1,903,742; Abstain: 1,200.

        Shareholders who wish to submit proposals to be included in the Company's proxy materials for the 1999 annual meeting may do so in accordance with Securities and Exchange Commission Rule 14a-8. For those shareholder proposals which are not submitted in accordance with Rule 14a-8, the Company's management proxies may exercise their discretionary voting authority, without any discussion of the proposal in the Company's proxy materials, for any proposal which is received by the Company after March 16, 1999.

Items 5 and 6.  Not applicable.

                                   SIGNATURES


         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                        JERRY'S FAMOUS DELI, INC.



Date:   August 11, 1998                 By:  /s/   Isaac Starkman
                                            ------------------------------------
                                            Isaac Starkman
                                            Chief Executive Officer and Chairman
                                            of the Board of Directors



                                        By:  /s/  Christina Sterling
                                            ------------------------------------
                                             Christina Sterling
                                             Chief Financial Officer