Form 10-Q
period 1998-09-30
JERRYS FAMOUS DELI INC
filed 1998-11-13
CIK 948308

\                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D. C. 20549
                                    FORM 10-Q


(MARK ONE)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

               For the quarterly period ended September 30, 1998

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

               For the transition period from ___________ to __________


                          Commission File No. 33-94724


                            JERRY'S FAMOUS DELI, INC.
             (Exact name of registrant as specified in its charter)


        California                                             95-3302338
-------------------------------                             -------------------
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

--------------------------------------------------------------------------------
              (Former name, former address and former fiscal year,
                         if changed since last report)


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                             YES   [X]    NO   [ ]

                      APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date. As of October 19, 1998, outstanding common shares totaled 15,110,064.

                            JERRY'S FAMOUS DELI, INC.

                                      INDEX


                                                                                               Page
                                                                                               Number
                         PART I - FINANCIAL INFORMATION


Item 1. Consolidated Financial Statements

        Consolidated Balance Sheets as of September 30, 1998 and December 31, 1997 .........      2

        Consolidated Statements of Operations for the Three Months and Nine Months
        Ended September 30, 1998 and September 30, 1997 ....................................      3

        Consolidated Statements of Cash Flows for the Nine Months Ended
        September 30, 1998 and September 30, 1997 ..........................................      4

        Notes to Consolidated Financial Statements .........................................      5


Item 2. Management's Discussion and Analysis of Financial Condition and
        Results of Operations

        Results of Operations ..............................................................      9

        Liquidity and Capital Resources ....................................................     11


Item 3. Quantitative and Qualitative Disclosure About Market Risk ..........................     12


                           PART II - OTHER INFORMATION

Items 1. through 6 .........................................................................     12


        Signatures .........................................................................     13

                            JERRY'S FAMOUS DELI, INC.
                           CONSOLIDATED BALANCE SHEETS


                                                                       SEPTEMBER 30,      DECEMBER 31,
                                                                           1998              1997
                                                                        -----------       -----------
ASSETS

Current assets
   Cash and cash equivalents                                            $ 1,146,743       $ 2,264,308
   Accounts receivable, net                                                 406,643           272,511
   Inventory                                                              1,324,530           525,200
   Prepaid expenses                                                         699,254         1,729,687
   Preopening costs                                                         520,666           105,318
   Deferred income taxes                                                     63,063            63,063
   Prepaid  income taxes                                                    171,021            24,605
                                                                        -----------       -----------
           Total current assets                                           4,331,920         4,984,692

Property and equipment, net                                              33,710,671        29,835,529
Organization costs                                                           82,388            92,143
Deferred income taxes                                                       725,983           725,983
Goodwill and covenants not to compete                                     9,832,367         1,757,342
Other assets                                                              1,310,878           581,917
                                                                        -----------       -----------
           Total assets                                                 $49,994,207       $37,977,606
                                                                        ===========       ===========


LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities
   Accounts payable                                                     $ 3,595,137       $ 2,195,980
   Accrued expenses                                                       1,603,710         1,426,073
   Sales tax payable                                                        358,805           402,220
   Current portion of long-term debt                                      2,701,871           752,063
                                                                        -----------       -----------
            Total current liabilities                                     8,259,523         4,776,336

Long-term debt                                                           13,549,675         7,690,219
Deferred rent                                                               425,426           455,129
                                                                        -----------       -----------

           Total liabilities                                             22,234,624        12,921,684

Minority interest                                                           513,759           480,379

Shareholders' equity
   Preferred stock Series A, no par, 5,000,000 shares authorized, no shares issued or outstanding at September 30, 1998 or at
     December 31, 1997                                                           --                --

Common stock, no par value, 60,000,000 shares authorized,
     15,127,064 and 14,210,155 issued and outstanding at
     September 30, 1998 and December 31, 1997, respectively              26,097,153        23,724,484
Equity                                                                    1,148,671           851,059
                                                                        -----------       -----------
           Total shareholders' equity                                    27,245,824        24,575,543
                                                                        -----------       -----------

           Total liabilities and shareholders' equity                   $49,994,207       $37,977,606
                                                                        ===========       ===========



        The accompanying notes are an integral part of these consolidated financial statements

                            JERRY'S FAMOUS DELI, INC.
                      CONSOLIDATED STATEMENTS OF OPERATIONS


                                                      THREE MONTHS ENDED                      NINE MONTHS ENDED
                                                         SEPTEMBER 30,                           SEPTEMBER 30,
                                                  1998                1997                1998                1997
                                               ------------        ------------        ------------        ------------
Revenues                                       $ 17,200,722        $ 13,796,924        $ 47,560,238        $ 41,634,802
Cost of sales                                     5,820,944           4,402,824          15,544,925          12,817,241
                                               ------------        ------------        ------------        ------------

      Gross profit                               11,379,778           9,394,100          32,015,313          28,817,561

Operating expenses
   Labor                                          6,177,878           5,024,774          16,945,603          15,279,096
   Occupancy and other                            2,272,206           1,843,148           6,427,029           5,322,354
Occupancy - related party                           253,000             155,807             670,053             494,465
General and administrative expenses               1,307,821           1,117,740           3,537,253           3,411,661
Depreciation and amortization expense               993,167             951,281           3,078,669           2,814,288
                                               ------------        ------------        ------------        ------------

              Total expenses                     11,004,072           9,092,750          30,658,607          27,321,864
                                               ------------        ------------        ------------        ------------


      Income from operations                        375,706             301,350           1,356,706           1,495,697

Other income (expense)
   Interest income                                      649              24,047              36,435              64,947
   Interest expense                                (361,904)           (150,690)           (924,632)           (456,308)
   Other income (expense), net                           --                   2                  --              (1,359)
                                               ------------        ------------        ------------        ------------
      Income before provision for income
         taxes and minority interest                 14,451             174,709             468,509           1,102,977

Provision (benefit) for income taxes                (37,373)             51,300              71,101             327,300
Minority interest                                    41,994              19,364              94,296             111,285
                                               ------------        ------------        ------------        ------------


      Net income                               $      9,830        $    104,045        $    303,112        $    664,392
                                               ============        ============        ============        ============


Earnings per share:
   Basic                                       $       0.00        $       0.01        $       0.02        $       0.05
                                               ============        ============        ============        ============

   Diluted                                     $       0.00        $       0.01        $       0.02        $       0.05
                                               ============        ============        ============        ============

Weighted average shares
   outstanding - Basic                           15,127,064          14,210,155          14,827,294          13,086,868
                                               ============        ============        ============        ============

Weighted average shares
   outstanding - Diluted                         15,148,326          14,255,727          14,901,989          14,129,366
                                               ============        ============        ============        ============



        The accompanying notes are an integral part of these consolidated financial statements

                           JERRY'S FAMOUS DELI, INC.
                     CONSOLIDATED STATEMENTS OF CASH FLOWS


                                                                                NINE MONTHS ENDED
                                                                                SEPTEMBER 30, 1998
                                                                             1998                1997
                                                                         ------------        ------------
Cash flows from operating activities:
   Net income                                                            $    303,112        $    664,392
                                                                         ------------        ------------
   Adjustments to reconcile net income to net cash provided by operating activities, net of acquisitions
      Depreciation and amortization                                         3,078,669           2,814,288
      Gain on sale of assets                                                       --              (2,756)
      Minority interest                                                        94,296             111,285
      Deferred income taxes                                                        --             (11,774)
      Deferred income                                                              --              16,669
      Changes in assets and liabilities
         Accounts receivable                                                 (134,132)             44,468
         Inventory                                                           (390,259)            (16,781)
         Prepaid expenses                                                   1,016,456          (1,151,640)
         Prepaid income taxes                                                (146,416)                 --
         Preopening costs                                                    (624,800)           (140,816)
         Other assets                                                        (769,879)           (120,805)
         Accounts payable                                                   1,399,157          (1,098,595)
         Accrued expenses                                                     177,637            (721,424)
         Sales tax payable                                                    (43,415)            (53,549)
         Income tax payable                                                        --                  --
         Deferred credits                                                          --            (120,000)
                                                                         ------------        ------------
            Total adjustments                                               3,657,314            (451,430)
                                                                         ------------        ------------
            Net cash provided by operating activities                       3,960,426             212,962
                                                                         ------------        ------------

Cash flows from investing activities:
   Purchase of Epicure Market                                              (8,518,674)                 --
   Acquisition of restaurant                                               (1,760,000)                 --
   Additions to equipment                                                  (1,421,313)         (1,970,978)
   Additions to improvements - land, building and leasehold                (1,244,751)         (2,692,446)
   Reductions in construction-in-progress                                     149,518                  --
   Proceeds from sale of fixed assets                                              --               7,000
                                                                         ------------        ------------

            Net cash used in investing activities                         (12,795,220)         (4,656,424)
                                                                         ------------        ------------

Cash flows from financing activities:
   Borrowings on credit facilities                                         15,965,000           2,500,000
   Payoff on long-term debt                                                (7,405,719)                 --
   Payments on long-term debt                                                (750,019)           (458,293)
   Capital lease payments                                                          --             (17,702)
   Dividends paid to minority shareholders                                    (69,555)            (70,517)
   Proceeds from exercise of 65,000 warrants, net of related costs                 --              57,048
   Registration costs of the Company's common stock                                --             (15,500)
   Purchase of Company's common stock                                         (22,478)           (103,203)
                                                                         ------------        ------------

            Net cash provided by financing activities                       7,717,229           1,891,833
                                                                         ------------        ------------

            Net decrease in cash and cash equivalents                      (1,117,565)         (2,551,629)

Cash and cash equivalents, beginning of period                              2,264,308           4,145,265
                                                                         ------------        ------------

Cash and cash equivalents, end of period                                 $  1,146,743        $  1,593,636
                                                                         ============        ============



        The accompanying notes are an integral part of these consolidated financial statements

                            JERRY'S FAMOUS DELI, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


1.   BASIS OF PRESENTATION AND ORGANIZATION:

Basis of Presentation

        The accompanying consolidated financial statements of Jerry's Famous Deli, Incorporated and its subsidiaries ("the Company") for the three and nine months ended September 30, 1998 and September 30, 1997 have been prepared in accordance with generally accepted accounting principles and with the instructions to Form 10-Q and Article 10 of Regulation S-X. These financial statements have not been audited by independent accountants, but include all adjustments (consisting of normal recurring adjustments) which are, in Management's opinion, necessary for a fair presentation of the financial condition, results of operations and cash flows for such periods. However, these results are not necessarily indicative of results for any other interim period or for the full year. The December 31, 1997 balance sheet is derived from the audited financial statements included in the Company's December 31, 1997 Form 10-K.
        Certain information and footnote disclosures normally included in financial statements in accordance with generally accepted accounting principles have been omitted pursuant to requirements of the Securities and Exchange Commission. Management believes that the disclosures included in the accompanying interim financial statements and footnotes are adequate to make the information not misleading, but should be read in conjunction with the consolidated financial statements and notes thereto included in the Company's Form 10-K for the preceding fiscal year.

Organization

        The accompanying consolidated financial statements consist of Jerry's Famous Deli, Incorporated ("JFD--Inc."), a California corporation, JFD-Encino ("JFD--Encino"), a California limited partnership and National Deli Corporation, ("NDC"), a Florida corporation and wholly-owned subsidiary of JFD--Inc.
JFD--Inc. and JFD--Encino operate family oriented, full-service restaurants. NDC operates the Epicure Market ("Epicure"), a specialty gourmet food store located in Miami Beach, Florida, which was acquired on April 1, 1998. These entities are collectively referred to as "Jerry's Famous Deli, Inc." or the "Company."
        JFD--Inc. and JFD--Encino include the operations of the Southern California restaurants located in Studio City, Encino, Marina del Rey, West Hollywood, Pasadena, Westwood, Sherman Oaks, Woodland Hills, Costa Mesa and the two Rascal House restaurants, which are located in Miami Beach and Boca Raton, Florida. The Boca Raton Rascal House restaurant opened July 1, 1998.

Reclassification

        Certain amounts in the previously presented financial statements have been reclassified to conform with current period presentation.

2.   SUPPLEMENTAL CASH FLOW INFORMATION

                                                                                            Nine Months Ended
                                                                                              September 30,
                                                                                         1998              1997
                                                                                       ----------       ----------
Supplemental cash flow information:
   Cash paid for:

        Interest ...............................................................       $  900,000       $  475,000
        Income taxes ...........................................................       $  311,000       $  413,000

Supplemental information on noncash investing and financing activities:
        Common Stock issued in purchase of Epicure .............................       $2,395,147       $       --
        Preferred stock converted into common stock ............................       $       --       $9,153,000
        Write-off of fully depreciated capital leases,
           equipment, and leasehold improvements ...............................       $       --       $  169,000
        Issuance of 200,000 unregistered common shares in
           connection with a consulting agreement ..............................       $       --       $  450,000
        Based on independent appraisal of owned property,
        Reclassification from: Goodwill to land ................................       $       --       $1,850,000
                               Building to land ................................       $       --       $  100,000

        Construction in progress balance on January 1: transferred
             To leasehold improvements or equipment ............................       $       --       $  244,000


3.   IMPACT OF RECENT ACCOUNTING PRONOUNCEMENTS

        Consistent with the restaurant industry, the Company defers its restaurant preopening costs and amortizes them over a twelve-month period following the opening of the respective restaurant. In April 1998, the American Institute of Certified Public Accountants ("AICPA") issued Statement of Position ("SOP") 98-5 entitled "Reporting on the Costs of Start-Up Activities." The SOP requires entities to expense as incurred all start-up and preopening costs that are not otherwise capitalizable as long-lived assets. The SOP is effective for fiscal years beginning after December 15, 1998, with earlier adoption encouraged. Restatement of previously issued financial statements is not permitted by the SOP, and entities are not required to report the pro forma effects of the retroactive application of the new accounting standard. The Company's adoption of the new accounting principle at January 1, 1999, will involve the recognition of the cumulative effect of the change in accounting principle required by the SOP as a one-time charge against earnings, net of any related income tax effect, retroactive to that date. Net unamortized deferred preopening costs were approximately $521,000 at September 30, 1998.

4.   NEW CREDIT FACILITY

        In September 1998, the Company entered into a new Credit Facility with BankBoston, N.A. The agreement includes a $9,000,000 term loan and a $6,000,000 revolving line of credit. In conjunction with the agreement, the Company paid off certain existing debt with the proceeds from the term loan. The term loan and revolver mature five years from inception and bear interest at the Eurodollar rate plus a variable percentage margin totaling 8.00% at September 30, 1998. The debt is collateralized by assets of the Company and includes certain financial covenants.

5.   EARNINGS PER SHARE

        Basic earnings per share is computed by dividing the net income attributable to common shareholders by the weighted average shares outstanding during the period. Diluted earnings per share is computed by dividing the net income attributable to common shareholders by the weighted average number of common and common share equivalents outstanding during the period. Common share equivalents included in the diluted computation represent shares issuable upon assumed exercise of stock options using the treasury stock method.

6.   CHANGE IN ACCOUNTING ESTIMATE

        Effective July 1, 1998, the Company changed the estimated useful lives of certain restaurant equipment and furniture and fixtures from a five-year to an eight-year useful life and also recorded certain other adjustments to depreciation. These changes resulted in a pre-tax increase to net income of approximately $300,000 during the three and nine months ended September 30, 1998. The change in estimated useful life was made to better reflect the years of benefit to be received from these assets and which will also approximate industry practice.

7.   UNAUDITED PRO FORMA FINANCIAL STATEMENTS

        On April 1, 1998, Jerry's Famous Deli, Inc. ("JFD") acquired certain assets and the operations of the Epicure Market, Inc., a specialty gourmet food market located in Miami Beach, Florida.

        The following table presents the Unaudited Pro Forma Statement of Operations as if the purchase of assets and operations of Epicure had occurred as of January 1, 1998. This financial statement should be read in conjunction with the Company's Form 10-K for the year ended December 31, 1997 and the Company's Form 8-K and Amended Form 8-K/A filed April 16, 1998 and April 23, 1998, respectively. In Management's opinion, all adjustments necessary to reflect the purchase of Epicure by JFD have been made. The amounts below indicated in the JFD column represent the consolidated operations of JFD and Epicure from April 1, 1998 to September 30, 1998. The Epicure column represents activity for January 1, 1998 to March 31, 1998.

        The Unaudited Pro Forma Statement of Operations is not necessarily indicative of what the actual results of operations of JFD and Epicure would have been had the acquisition actually occurred as of January 1, 1998, nor do they purport to represent the results of operations for future periods.

                                                                         Nine Months Ended September 30, 1998
                                                      --------------------------------------------------------------------------
                                                          JFD                Epicure           Adjustments            Pro-Forma
                                                      ------------         ------------        ------------         ------------
                                                                           (in thousands, except per share data)
Revenues                                              $     47,561         $      4,146                  --         $     51,707
Cost of goods sold                                          15,545                1,743                  --               17,288
                                                      ------------         ------------        ------------         ------------
          Gross profit                                      32,016                2,403                  --               34,419
Operating expenses                                          24,043                1,312        $        (19)(a)           25,336
General and administrative expenses                          3,537                  315                 (55)(b)            3,797
Depreciation and amortization expense                        3,079                   29                 105 (c)            3,213
                                                      ------------         ------------        ------------         ------------
          Total expenses                                    30,659                1,656                  31               32,346
Income from operations                                       1,357                  747                 (31)               2,073
Interest income                                                 36                   17                  --                   53
Interest expense                                              (925)                  --                (170)(d)           (1,095)
Other income, net                                               --                   --                  --                   --
                                                      ------------         ------------        ------------         ------------
          Income before provision for
               income taxes and minority interest              468                  764                (201)               1,031
Provision for income taxes                                     (71)                  --                (191)(e)             (262)
Minority interest                                              (94)                  --                  --                  (94)
                                                      ------------         ------------        ------------         ------------
   Net income                                         $        303         $        764        $       (392)        $        675
                                                      ============         ============        ============         ============
   Pro forma net income per share - Basic             $       0.02                                                  $       0.04
                                                      ------------                                                  ------------
   Pro forma net income per share - Diluted           $       0.02                                                  $       0.04
                                                      ------------                                                  ------------

         Pro forma weighted average shares
           outstanding  - Basic                         15,127,064(f)                                                 15,127,064(g)
         Pro forma weighted average shares
           outstanding - Diluted                        15,148,326(f)                                                 15,148,326(g)

(a) Compensation to the owners of Epicure and certain other persons in the amount of $19,000 has been eliminated.

(b) Removal of former officer's consulting fees, elimination of 401 (k) plan expenses and reduction of certain other expenses related to Epicure of approximately $55,000.

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

(f) Amount equals applicable outstanding shares as disclosed on the Company's September 30, 1998 Statement of Operations.

(g) Includes 934,509 common shares issued in the purchase of Epicure which are treated as outstanding for the entire nine months ended September 30, 1998.

           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                            AND RESULTS OF OPERATIONS



GENERAL

        The following table presents for the three and nine months ending September 30, 1998 and 1997, the Consolidated Statements of Operations of the Company expressed as percentages of total revenue. The results of operations for the first nine months of 1998 are not necessarily indicative of the results to be expected for the full year ending December 31, 1998.


                                                            PERCENTAGE OF TOTAL REVENUE
                                             ------------------------------------------------------
                                               THREE MONTHS ENDED              NINE MONTHS ENDED
                                                  SEPTEMBER 30,                   SEPTEMBER 30,
                                              1998            1997            1998            1997
                                             ------          ------          ------          ------
Revenues                                      100.0%          100.0%          100.0%          100.0%
Cost of sales
      Food                                     32.1            29.3            30.8            28.2
      Other                                     1.7             2.6             1.9             2.6
                                             ------          ------          ------          ------
Total cost of sales                            33.8            31.9            32.7            30.8
                                             ------          ------          ------          ------
Gross profit                                   66.2            68.1            67.3            69.2

Operating expenses
      Labor                                    35.9            36.4            35.6            36.7
      Occupancy and other                      14.7            14.5            14.9            14.0
                                             ------          ------          ------          ------
        Total operating expenses               50.6            50.9            50.5            50.7
General and administrative expenses             7.6             8.1             7.4             8.2
Depreciation and amortization expense           5.8             6.9             6.5             6.7
                                             ------          ------          ------          ------
        Total expenses                         64.0            65.9            64.4            65.6
                                             ------          ------          ------          ------

Income from operations                          2.2             2.2             2.9             3.6

Interest income                                 0.0             0.2             0.1             0.2
Interest expense                               (2.1)           (1.1)           (2.0)           (1.1)
Other, net                                      0.0             0.0             0.0             0.0
                                             ------          ------          ------          ------

Income before provision for income
      taxes and minority interest               0.1             1.3             1.0             2.7

Provision (benefit) for income taxes           (0.2)            0.4             0.2             0.8
Minority interest                               0.2             0.1             0.2             0.3
                                             ------          ------          ------          ------


        Net income                              0.1%            0.8%            0.6%            1.6%
                                             ======          ======          ======          ======

RESULTS OF OPERATIONS


Three Months Ended September 30, 1998 Compared to Three Months Ended September 30, 1997

        Revenues for the three months ended September 30, 1998 increased approximately $3,404,000, or 24.7%, to approximately $17,201,000 for the 1998 quarter from approximately $13,797,000 for the 1997 quarter. The Epicure Market, acquired on April 1, 1998, contributed revenues of approximately $3,278,000 for the 1998 period. The Boca Raton Rascal House restaurant, which opened on July 1, 1998, contributed revenues of approximately $1,425,000. In addition, the Costa Mesa restaurant, which opened in August 1997, had revenues of approximately $874,000 for the 1998 period compared with $685,000 for the 1997 quarter. The Rascal House restaurant in Miami Beach, Florida, had decreased revenues of approximately $250,000 for the 1998 period. Same store sales for the other eight Southern California stores in operation since July 1, 1997 decreased approximately $1,230,000, or 11.2% for the 1998 period. A portion of the decline in the Southern California restaurants' sales is due to the timing of the Jewish Holiday Yom Kippur, the only day of the year Jerry's Famous Deli restaurant's are closed, which fell on September 30, 1998 versus October 11, 1997. The result was a reduction of sales in the third quarter of approximately $110,000. In addition, the Company believes the lasting publicity surrounding the cleanliness of many Southern California eating establishments, which included one of the Company's restaurants, has continued to impact its restaurants' sales. Management also attributes a portion of the revenue decrease to the reduction in hours of operation from 24 hours a day in several locations beginning in the fourth quarter of 1997, which are still in effect. Furthermore, continued major road construction adjacent to the Company's West Hollywood restaurant has caused an estimated loss of sales of $150,000 during the quarter.

        Consistent with the Southern California restaurants, the Rascal House restaurants in Florida and the Epicure Market were also closed one day in September for Yom Kippur. Furthermore, the Rascal House restaurant in Miami Beach had a utility outage in August 1998 which caused one day's lost sales. Also, in September 1998, Hurricane Georges, which fortunately spared any destruction to the Florida restaurants or to Epicure, did cause about one day's lost sales at each Florida facility. The total of these factors caused a reduction in revenues of approximately $50,000, $20,000, and $63,000 for Miami Beach, Boca Raton and Epicure, respectively, net of insurance proceeds. The Company also attributes a portion of the decline in the Rascal House Miami Beach sales to the opening of the Boca Raton Rascal House restaurant, based on the proximity of the two restaurants to each other.

        In an effort to improve revenues, the Company has retained an outside consultant with significant restaurant industry experience to focus on increasing revenues of the Company. The consultant, whose client roster has included many family, midscale and casual dining restaurant chains over a 26 year career in the industry, is also completing a review of the Company's operations, including customer service, menu pricing, and general restaurant policies and procedures. The Company anticipates implementation of the consultant's recommendations by the end of the fourth quarter.

        Cost of sales, as a percentage of revenues, increased 1.9 percentage points to 33.8% for the 1998 quarter from 31.9% for the 1997 quarter. Total food cost including Epicure increased 2.8 percentage points to 32.1% for 1998 from 29.3% for 1997. A portion of this increase is due to the differing margins from the Company's core restaurants and the Epicure market, which typically has a higher food cost as a component of sales. Without Epicure, food costs increased
0.3 percentage point to 29.6% in 1998 from 29.3% for the same 1997 quarter. A portion of this increase is due to the opening of the Boca Raton restaurant July 1, 1998. Newly opened restaurants commonly incur relatively higher food costs during the first several months after opening, until predictable customer patterns can be developed. Management also attributes a portion of the increase to a general increase in the Company's core food purchasing. In response to the increased core food costs at the restaurants, the Company is utilizing the purchasing services from one of its major suppliers who assists in coordinating the Company's purchasing among all restaurants to ensure maximizing volume purchase discounts.

        Operating expenses, which include all restaurant level operating costs, including, but not limited to, labor, rent, laundry, maintenance, utilities and repairs, as a percentage of revenues, decreased 0.3 percentage points to 50.6% for the 1998 quarter from 50.9% for the 1997 quarter. Labor decreased 0.5 percentage point to 35.9% for 1998 from 36.4% for 1997. This decrease was due primarily to Epicure, which typically has a significantly lower labor cost when compared to the restaurants. Without Epicure, labor costs were 37.1% for 1998, compared to 36.4 for 1997. This increase was due primarily to the opening of the Boca Raton Rascal House restaurant and increases in labor expense at the Miami Beach Rascal House restaurant. Offsetting the decrease in labor, was an increase in occupancy expenses of 0.2 percentage point to 14.7% for 1998 from 14.5% for 1997. Contributing to the increase was an increase of approximately $113,000 in supplies expense, of which $71,000 relates to Epicure, and approximately $20,000 for Boca Raton. Rent expense also increased approximately $179,000, as a result of Epicure, which added $117,000, Boca Raton, which contributed $62,000 and the Costa Mesa restaurant, which contributed approximately $52,000 for the quarter as compared to $21,000 for the same period in 1997. Utilities expense also increased approximately $136,000, of which approximately $54,000 relates to Epicure, approximately $62,000 to Boca Raton, and the remainder due to general increases at the restaurants. A portion of the increase was also due to the decline in sales, as many of the Company's occupancy expenses are fixed costs.

        General and administrative expenses, as a percentage of revenues, decreased 0.5 percentage point, to 7.6% for the 1998 quarter from 8.1% in the 1997 quarter. A portion of this decrease was due to increases in many general and administrative expenses at rates less than the growth of revenues. To add, reductions in salaries for three executive officers in October 1997, combined with a revision in the bonus calculation, accounted for a decrease of approximately $51,000 for the 1998 quarter. Offsetting these decreases, was approximately $150,000 in general and administrative expenses contributed by Epicure during the quarter. General and administrative expenses which relate directly to restaurant operations, including insurance, employee benefits and other expenses are expected to continue to increase as new restaurants are opened and/or acquired.

        Depreciation and amortization expense, as a percentage of revenue, decreased 1.1 percentage points to 5.8% for 1998 from 6.9% for the 1997 quarter. Depreciation expense decreased approximately $157,000 for the 1998 quarter as compared to the 1997 quarter, of which approximately $300,000 was due to the Company's change in estimated useful lives of its fixtures and restaurant equipment from five years to eight years and recording of certain other adjustments. Offsetting these decreases, were Epicure and Boca, which contributed approximately $43,000 and $51,000, respectively, for the quarter. Furthermore, Costa Mesa added approximately $92,000 for the quarter ended compared with approximately $28,000 for the 1997 quarter ended. Amortization expense increased approximately $199,000 for the 1998 quarter as compared to the 1997 quarter. Amortization expense of approximately $96,000 relates directly to the Epicure acquisition, and approximately $104,000 for the Boca Raton restaurant preopening expenses. In addition, the Company expensed approximately $109,000 during the third quarter, which represented the remainder of the loan origination costs incurred with previous financial institutions. These increases were offset by a decrease in amortization expense incurred in 1997 related to preopening costs arising from the five restaurants opened in 1996 and one in 1997.

        The increase in interest expense of approximately $211,000 to approximately $362,000 for the 1998 third quarter from approximately $151,000 for the same 1997 period, resulted primarily from approximately $180,000 in interest expense on the credit facilities utilized in the purchase of Epicure on April 1, 1998.

Nine Months Ended September 30, 1998 Compared to Nine Months Ended September 30, 1997

        Revenues increased approximately $5,925,000, or 14.2%, to approximately $47,560,000 for the 1998 nine-month period from approximately $41,635,000 for the 1997 nine-month period. The Epicure Market, acquired on April 1, 1998, contributed revenues of approximately $6,831,000 in 1998. The Boca Raton Rascal House restaurant, opened July 1, 1998, added revenues of approximately $1,425,000. The Costa Mesa restaurant, which opened in August 1997, contributed revenues of approximately $2,656,000 to the 1998 period, compared to approximately $685,000 for the 1997 nine-month period. The Rascal House restaurant in Miami Beach, Florida had decreased revenues of approximately $238,000, or 3.4% for the 1998 period. Revenues for the same eight Southern California restaurants operated during both nine-month periods, decreased approximately $3,995,000, or 11.8%. The majority of these decreases are attributable to the reasons discussed in the quarter-to-quarter comparison.

        Cost of sales, as a percentage of revenues, increased 1.9 percentage points, to 32.7% for the 1998 period from 30.8% for the 1997 period. As discussed above, Epicure accounted for the majority of the increase. Without Epicure, cost of sales increased 0.4 percentage point to 31.2% for the 1998 period as compared to 30.8% for the same 1997 period, which is consistent with the description for the third quarter.

        Labor expense, as a percentage of revenues, decreased 1.1 percentage points, to 35.6% in 1998 from 36.7% for 1997, primarily due to the same factors as those discussed above with respect to the third quarter.

        Occupancy and other expense, as a percentage of revenues, increased 0.9 percentage point, to 14.9% for 1998 period compared to 14.0% in the same 1997 period, due to the same factors as described above in the quarter-to-quarter comparison.

        General and administrative expenses, as a percentage of revenues, decreased 0.8 percentage point to 7.4% for 1998 from 8.2% for 1997 due to a decrease in management labor expense in 1998 due to the reductions in salaries for three executive officers in October 1997. In addition, the bonus calculation was revised as well, resulting in a reduction of bonus. These changes accounted for a difference of approximately $160,000 in 1998. The Company also reduced expenses for legal, insurance, and public relations as significantly higher amounts were incurred in 1997 based on the five restaurants opened or acquired since June 1996. Offsetting these reductions were Epicure which contributed $260,000 for the nine months ended. As new restaurants are opened and/or acquired, certain general and administrative expenses, relating directly to restaurant operations including insurance, employee benefits and others, are expected to increase.

        Depreciation and amortization expense, as a percentage of revenues, decreased .2 percentage point to 6.5% in 1998 from 6.7% in the 1997 period, mostly due to the same factors as those discussed above with respect to the third quarter.

        Interest expense as a percentage of revenues, increased approximately .9 percentage point to 2.0% for 1998 from 1.1% for 1997, primarily due to the factors as discussed above with respect to the third quarter.


LIQUIDITY AND CAPITAL RESOURCES

        The Company's capital requirements are primarily for the development, construction and equipping of new restaurants and specialty markets. Generally, the Company seeks leased locations and extensively remodels the existing building for each new restaurant. Based on historic experience, each new restaurant requires between $2 million and $3 million for remodeling and purchasing of equipment.

        The Company has slowed down its plans for expansion as it continues to focus on improving existing locations performance and implementing the outside consultant's recommendations. The Company will be seeking to acquire well established deli-style restaurants in markets conducive to its customer base during 1999.

        The Company obtained a new credit facility, which includes a term loan for $9 million and a line of credit for $6 million. The company used cash on hand and cash flows from operations to pay for certain costs related to the acquisition of Epicure and purchase of the Boca Raton facility, which reduced its cash position and resulted in an increase in accounts payable compared to historical levels.

        Management believes that cash on hand, cash flows from operations and its line of credit will be sufficient to finance prospective acquisitions and operation of the Company's existing restaurants. Management is not currently seeking any new locations for development or acquisition, however, it is exploring joint venture and licensing opportunities. In planning for future expansion and the resulting capital needs of the Company, management is evaluating other sources of financing, including equity and/or debt financing. Future growth may be dependent upon the Company obtaining additional capital.

        The Company recognizes the need to ensure its operations will not be adversely impacted by Year 2000 computer problems. Such problems may result in errors and miscalculations or even system failure causing disruptions in everyday business activities and transactions. The Company is currently upgrading its equipment to be Year 2000 compliant, or has an existing upgrade available from the software vendor that is year 2000 compliant for the majority of its computer software. All systems that are not currently Year 2000 compliant will either be upgraded to be Year 2000 compliant or replaced with alternative systems that are Year 2000 compliant during the next year. While achieving Year 2000 compliance is a major task, it is not expected to have a material impact on the Company's financial condition or results of operations.

        Statements made herein that are not historical facts are forward looking statements. Important factors that could cause the Company's actual results to differ materially from those projected in, or inferred by, forward looking statements are (but are not necessarily limited to) the following: the impact of increasing competition in the moderately priced, casual dining segment of the restaurant industry; changes in general economic conditions which impact consumer spending for restaurant occasions; weather and acts of nature which impact restaurant sales; adverse publicity; availability and cost of labor; governmental and regulatory problems which impact operations of restaurants such as health code enforcement changes, land use regulations and pollution controls; unforeseen events which increase the cost to develop and/or delay the development and opening of new restaurants and markets; the amount and rate of growth of administrative expenses associated with building a strengthened corporate infrastructure to support the development and operation of new restaurants; the availability, amount, type and cost of financing for the Company and any changes to that financing; the revaluation of any of the Company's assets (and related expenses) and the amount of changes to tax rates. Further information on these and other risk factors is contained in the Company's Annual Report on Form 10-K for the year ended December 31, 1997, Amended Form 8-K filed on April 24, 1998, and Forms 10-Q filed on May 14, 1998 and August 14, 1998, and its other reports filed with the Securities and Exchange Commission.


Item 3.     Quantitative and Qualitative Disclosure About Market Risk.

        Not applicable.


                           PART II - OTHER INFORMATION


Items 1. through 4.   Not applicable.


Item 5   Other Information


        In September 1998, the Company entered into a new Credit Facility with BankBoston, N.A. The agreement includes a $9,000,000 term loan and a $6,000,000 revolving line of credit. In conjunction with the agreement, the Company paid off certain existing debt with the proceeds from the term loan. The term loan and revolver mature five years from inception and bear interest at the Eurodollar rate plus a variable percentage margin totaling 8.00% at September 30, 1998. The debt is secured by assets of the Company and includes certain financial covenants.


Item 6. Exhibits and Reports on Form 8-k


        Exhibit
        Number
        -------
        10.44 Credit agreement, dated as of September 11, 1998, by and between Jerry's Famous Deli, Inc. and BankBoston, N.A.

                                   SIGNATURES


        Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                        JERRY'S FAMOUS DELI, INC.



Date:   November 11, 1998               By: /s/ Isaac Starkman
                                            ------------------------------------
                                                Isaac Starkman
                                                Chief Executive Officer and
                                                Chairman of the Board of
                                                Directors



                                        By: /s/ Christina Sterling
                                            ------------------------------------
                                                Christina Sterling
                                                Chief Financial Officer