Form 10-K405
period 1998-12-31
JERRYS FAMOUS DELI INC
filed 1999-03-31
CIK 948308

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-K
                       THE SECURITIES EXCHANGE ACT OF 1934

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 [FEE REQUIRED]

                   For the fiscal year ended December 31, 1998

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 [NO FEE REQUIRED]

        For the transition period from _______________ to _______________

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

         Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. YES [X] NO [ ].

         Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES [X] NO [ ].

         The number of shares of common stock of the Registrant outstanding as of March 5, 1999: 14,474,602 shares.

         The aggregate market value of the outstanding common stock of the Registrant held by non-affiliates of the Registrant, based on the market price at March 5, 1999, was approximately $5,108,044.

                       Documents Incorporated by Reference

Certain portions of the following documents are incorporated by reference into
  Part III of this Form 10-K: The Registrant's Proxy Statement for the
            Annual Meeting of Shareholders to be held May 25, 1999.

                            JERRY'S FAMOUS DELI, INC.

                                     PART I



ITEM 1.  BUSINESS

THE COMPANY

         Jerry's Famous Deli, Inc. (the "Company" or "JFD") is an operator of New York deli-style restaurants and a gourmet market. The Company currently operates 11 restaurants, including eight in Southern California operating under the name "Jerry's Famous Deli," one in Southern California operating under the name "Solley's" and two in Southern Florida operating under the name Wolfie Cohen's Rascal House ("Rascal House"). The Company also operates The Epicure Market ("Epicure"), a specialty gourmet market located in Miami Beach, Florida.

         In Southern California, the eight Jerry's Famous Deli restaurants have the look and high energy feel of a New York deli-style restaurant, with Broadway as the theme, and posters and colored klieg lighting creating the setting. The Solley's restaurant in Sherman Oaks, California retains the smaller, family atmosphere its patrons enjoyed for years before it was acquired by the Company in 1996. The Rascal House in Miami Beach, Florida, has its own unique character that has been popular for over 40 years, and the Company added another in Boca Raton, Florida which opened in July 1998. However, the true strength of all of the Company's restaurants is in the execution of the extraordinary menus. At Jerry's Famous Deli restaurants, customers can choose from a menu of over 600 items, while at Solley's and Rascal House, customers can enjoy their old favorites, along with many of the Jerry's Famous Deli menu items, all prepared with consistency and quality at every location. People come to a Jerry's, Solley's or Rascal House for the food, and they expect their favorite item the same way every time at each location. The Company depends heavily on repeat customers, and it emphasizes consistency, quality and cleanliness in an atmosphere acceptable to the whole family, and appealing to the very different demographics in the clientele at different times of the day. Each of the Company's restaurants offer moderately priced, high quality food for in-store eating, take-out, delivery or catering services, seven days a week operation, and high energy ambiance. Epicure is an over 50 year old gourmet market, which serves fresh hot-cooked food and soups, juices, salads and numerous bakery products all prepared on the premises. Epicure also has traditional delicatessen fare, along with fresh produce and specialty wines and cheeses.

         The eight Jerry's Famous Deli restaurants in operation at December 31, 1998 had average sales of approximately $5.1 million per location for the year ended December 31, 1998. Solley's had sales of approximately $3.5 million, and the Rascal House restaurants had average annualized sales of approximately $7.3 million for 1998. In the September 1998 issue of The Los Angeles Business Journal, six Jerry's Famous Deli restaurants were listed among the top 25 highest grossing restaurants in Los Angeles County. Epicure had sales of approximately $10.8 million since its acquisition on April 1, 1998.

         The Company's current objectives are to continue to expand its Southern California and Southern Florida operations, where it can take advantage of its well-known brand names and operational style. The Company has also expanded into a licensing agreement with a shopping mall food court operator. In addition, the Company seeks to enter new areas with the acquisition of other well-established deli-style restaurants and markets in larger metropolitan areas. The Company intends to establish clusters of operations within specific regions to maximize brand name recognition and benefit from operating and marketing efficiencies. See "Business -- Market Niche" and "Business -- Future Development Strategy." Management may consider additional public or private offerings of its common stock and preferred stock as well as additional debt financing to fund its future expansion efforts. There is no assurance that the Company's financial or growth objectives can be achieved or that additional capital will be available to finance the Company's business plan. See "Risk Factors."

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

         In August and November of 1996, the Company sold 12,000 convertible preferred shares to affiliates of Waterton Management, LLC ("Waterton"), raising approximately $11 million. The proceeds of these issuances, together with bank borrowings, were used in connection with the Company's acquisition, renovation and opening of new restaurants. In December 1996 and March 1997, all of the outstanding preferred shares were converted into a total of 3,656,405 shares of Common Stock. Concurrently with the conversion, the Company entered into a consulting agreement with Kenneth J. Abdalla, a director of the Company and managing member of Waterton, to act as the Company's President and to provide advice and consultation with respect to sites to be leased or purchased or other assets or entities to be acquired by the Company through December 31, 1998. During 1998, the consulting agreement was extended to June 30, 1999.

         In September 1996, the Company purchased the real property, building and restaurant business of "Wolfie Cohen's Rascal House," a well known deli-style restaurant in Miami Beach, Florida, which the Company has operated and intends to continue to operate under the name "Wolfie Cohen's Rascal House". The Company substantially retained and expanded upon the menu and operating format of the restaurant, but the hours of operation have been expanded In addition, the restaurant has begun delivery service, taking call-in orders for take out, and taking charge cards, all of which were not previously done at Rascal House.

         In August 1997, the Company opened its newest Jerry's Famous Deli restaurant in Costa Mesa, California. The restaurant is a 9,400 square foot facility located adjacent to the South Coast Plaza shopping mall in Orange County, California.

RECENT DEVELOPMENTS

         On January 21, 1998, the Company entered into an agreement to acquire a long-term ground lease on an 11,000 square foot restaurant property located in Boca Raton, Florida. The acquisition closed on February 18, 1998. Under the agreement, the Company acquired the restaurant equipment and other personal property located on the premises, and the seller's liquor license for the restaurant, for a total purchase price of approximately $1.8 million. The Company closed the restaurant for refurbishment and conversion to a Rascal House restaurant until July 1, 1998, when it was reopened.

         On April 1, 1998, the Company purchased The Epicure Market of Miami Beach, Florida, a family-owned specialty gourmet food market which has been in operation for more than 50 years. The total purchase price for the business was approximately $7.1 million in cash and 934,509 shares of the Company's common stock (valued at approximately $2,395,147). Concurrently with the purchase, the Company entered into a 20-year term lease agreement with additional options to renew with affiliates of the seller and five-year term employment agreements with the two family members who, together with their family, have managed the market for over 50 years. In November 1998, Mitchell Thal, one of the previous owners of Epicure, left the Company to pursue other interests.

Mr. Thal will continue to be utilized on a consulting basis as needed. In addition, the Company plans to increase the interior sales area of the market, install seating for in-house dining, increase store operating hours, and expand into delivery, catering and home meal replacement. Epicure has begun to supply some of its homemade cooked foods to its Rascal House restaurant in Boca Raton.

         In September 1998, the Company retained the services of an outside consultant with significant restaurant industry experience in an effort to increase revenues. The consultant, with over 26 years in the industry, has clients that include numerous family, midscale, and casual dining restaurant chains. The consultant completed an overall analysis of the Company's operations, including customer service, menu pricing and review, and general operating policies and procedures. To date, the Company has implemented many of the consultant's recommendations, which have focused mostly on improving customer service, formalizing training procedures, and improving communication within the restaurants. The Company has seen immediate results from these recommendations, as evidenced by favorable feedback from customers, and same store sales decreases which have been reduced.

         In September 1998, the Company initiated a stock repurchase program to buyback up to $300,000 in the Company's common stock, which it subsequently increased to $1,000,000 in November 1998 and to $2,000,000 in March 1999. The Company believes that at its current market price the Common Stock remains an excellent value and that it is therefore in the best interest of the Company to repurchase the shares. As of March 5, 1999, the Company had repurchased approximately 677,000 shares.

         In January 1999, the Company entered into a license agreement with CA One Services, Inc., a well known national food operator, to license the "Wolfie Cohen's Rascal House" concept for one shopping mall food court in Naples, Florida. The facility opened on March 23, 1999.

         The Company is currently in escrow in the sale of its Pasadena facility. The sale is anticipated to close escrow in May 1999 and the Company does not anticipate any gain or loss. The are still contingencies related to the sale, and thus there is no assurance that the sale will ultimately occur.

EXISTING FACILITIES

         The Company operates eight Jerry's Famous Deli restaurants in Southern California, each of which features a New York Broadway theme, with an array of lighting, posters and decor giving a "theatrical" setting. Each of the Jerry's restaurants has a large deli style take-out counter displaying a wide range of deli meats, salads and other prepared foods, along with a bakery display. Most of the Southern California restaurants, including Solley's, provide attractive patio dining, where smoking is permitted, and strategically placed televisions, generally showing sports events, which add to the casual atmosphere. The Company's nine Southern California restaurants in operation at the end of 1998 averaged approximately 7,458 square feet of dining and kitchen space and 323 seats.

          The Rascal House features a traditional deli restaurant atmosphere that has been popular with its patrons for over 40 years. When the Company acquired the Rascal House in Miami Beach, it substantially retained and expanded upon the existing menu and operating format of the restaurant, but the hours of operation of the restaurant were expanded, and the restaurant began delivery service, taking call-in orders for take out, and taking charge cards, all of which were not previously done at Rascal House. This led to a substantial increase in sales. The Rascal House restaurant consists of over 12,000 square feet of dining and kitchen space and 375 seats. The new Rascal House restaurant in Boca Raton features the traditional atmosphere and menu of the original Miami Beach Rascal House.

         Epicure is an over 50 year old gourmet market, which serves fresh hot-cooked food and soups, juices, salads and numerous bakery products all prepared on the premises. Epicure also has traditional delicatessen fare, along with fresh produce and specialty wines and cheeses.

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

         Annual sales for 1998 for each of the eight Jerry's Famous Deli restaurants open during all of 1998 ranged from approximately $3.0 million for the Pasadena restaurant, with 295 seats, to approximately $7.2 million for the Studio City restaurant, with 342 seats. Annual sales at Solley's in Sherman Oaks, California totaled approximately $3.5 million, with 160 seats. Annual sales at the Rascal House in Miami Beach for 1998 totaled $8.9 million, with 375 seats. Annualized sales for the newest restaurant in Boca Raton, Florida, which opened on July 1, 1998, approximated $5.7 million, with 325 seats. Management believes that the Company's high sales volume per restaurant coupled with efficient cost controls enable the Company to offer an excellent value, while permitting the Company to maintain strong operating margins. Based upon its ability to replicate the Jerry's Famous Deli concept in Southern California and the Rascal House concept in Southern Florida, and acquisition of Solley's, The Rascal House in Miami Beach, and The Epicure Market in Southern Florida, management believes that it can acquire other famous brand name deli-style restaurants and markets in larger metropolitan areas and achieve operating efficiencies through its management of those operations. All of the Company's restaurants and markets will offer an extensive menu of high quality food for moderate prices in a distinctive environment with superior service.

INDUSTRY BACKGROUND

         Trade magazines estimate that 1998 restaurant industry sales were approximately $336 billion. Within the industry, the casual dining segment includes restaurants with full table service, a variety of contemporary foods, moderate prices and surroundings that appeal to families and a variety of customers. According to the National Restaurant Association Survey for 1998, full service restaurant sales exceeded $110 billion in 1998.

MARKET NICHE

         Management's strategy has been to expand upon well-known brand name restaurants in high profile sites within larger metropolitan areas. Management believes that the Company's commitment to providing attractive locations that stand out in major high traffic areas and a high level of customer service has been its most effective approach to attracting customers. Accordingly, the Company has historically relied primarily on word of mouth to attract new and repeat customers. Management believes that this strategy has enabled its newer restaurants to benefit from the name recognition and reputation for quality developed by existing restaurants. With the acquisition of The Epicure Market in April 1998, the Company plans to use many of its restaurant operating techniques to enhance the operation of the market. In addition, the Company may seek to acquire similar gourmet market operations in other metropolitan areas in the future and also develop additional locations.

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

         - a full selection of freshly baked breads, bagels danishes and desserts mainly from the Company's own bakeries;

         - a comfortable and attractive setting, in which each of the Company's brand name restaurant groups has its own distinctive character; and

         -        take-out, delivery and catering service.

          The Studio City, Marina del Rey, West Hollywood, Pasadena, Westwood, Woodland Hills, Costa Mesa and Rascal House restaurants have alcoholic beverages available at the table with meals and maintain a full-service bar at which all menu selections are available. The Encino and Sherman Oaks locations offers wine and beer service only. The availability of alcoholic beverages is intended to complement the meal service and is not a primary focus of the restaurant operations at any location. Sale of alcoholic beverages in 1998 accounted for approximately 3% of the Company's restaurant revenues.

FUTURE DEVELOPMENT STRATEGY

         The Company's growth strategy is to acquire and expand on well-known brand name restaurants and markets located in major metropolitan areas throughout the United States. With the opening of Jerry's Famous Deli in Costa Mesa, California, the Company executed the initial phase of expansion strategy for the Jerry's Famous Deli concept. With the acquisitions of Solley's Deli in 1996, the Rascal House in 1996, The Epicure Market in April 1998, and the conversion of the second Rascal House in Boca Raton, the Company has executed the second phase of its overall expansion strategy, which is to acquire and expand upon other popular deli-style restaurants and markets, in addition to developing new locations for each of its brand names.

         Management believes there are many deli-style restaurants and gourmet markets in cities around the country with excellent market presence, clientele and staff, and a first or second generation ownership with no exit strategy. The Company will seek to acquire locations with cash, and stock if appropriate, to provide these owners with an exit. The Company will refurbish restaurants and markets it acquires but will seek to retain their distinctive atmosphere. In addition, the Company will consider the expansion of the restaurant's menu if appropriate. The goal of each brand name restaurant or market acquisition will be to maintain the existing clientele while attracting new business. The acquisition of existing businesses allows a shorter conversion time, immediate revenues, a ready pool of staffing and penetration of a market with an initial clientele in a place that does not have to be lured away from a competitor. Management believes it can acquire existing restaurants and immediately cut food costs by using its national vendor contracts to cut prices, using its cash position to take advantage of discounts and using its computer systems to cut waste in ordering and from other losses. Management further believes it can enhance profitability with its superior charge card processing arrangements, extended hours of operation, expanding delivery and takeout if it is not already in place and by attracting additional clientele with the broader menu.

         In terms of choosing sites for development of new restaurants and markets using one of the Company's brand names, the Company will consider many factors, including demographic information, visibility, traffic patterns, accessibility, proximity to shopping areas, office parks, tourist attractions, residential and commercial development, and area growth prospects and trends.

         Future anticipated capital needs, primarily for development or acquisition of restaurants, cannot be projected with certainty. The Company generally intends to seek leased locations. Renovation cost for each restaurant will depend in large part upon the style of restaurant being developed. Jerry's Famous Deli restaurant refurbishment costs generally are between $2.0 million to $3.0 million per location, or $267 to $400 per square foot to build out, including renovation, furniture, fixtures, equipment, and pre-opening costs.

         To date, the Company has relied upon bank borrowings, landlord financing and equity contributions from its shareholders and the proceeds of public and private offerings of common and preferred stock to fund growth. The Company may consider additional public or private offerings of additional common stock or preferred stock or debt to fund its future expansion plans.

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

         The Company's competition for Epicure includes all traditional grocery stores, along with the natural and organic markets. Consistent with the restaurant industry, many market chains in addition to the Company have become public entities, affording them greater potential to attain capital and utilize name brand association to increase popularity.

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

         The Company has a decentralized system of management for individual restaurants and a training system that promotes, even requires, growth. Each of the Company's restaurants are run on site by managers who place orders and handle all on site issues except those noted below. All managers have cash incentive plans based on performance of their restaurant and generally also receive stock options. The Company's high volume operation provides for the training of new floor and kitchen managers in every restaurant, so that each location is constantly training assistant and alternative shift managers who expect to move up as new locations are opened. In addition, when expanding through acquisitions, the Company obtains experienced staff. Key staff acquired in acquisitions are given intensive training in the restaurants' menu while the computerized point of sale system and oversight is put in place.

         The Company's main office, and a satellite headquarters in Florida, retain functions that provide oversight and control. Contracts and pricing with national vendors are negotiated by the main office and most invoices are paid at the main office. The main office also maintains responsibility for monitoring compliance with all labor laws and maintaining all insurance coverage.
         The Company is applying many of its operating systems and procedures to the operation of The Epicure Market. In addition, the Company had retained the expertise of its then current owner-operators, Harry and Mitchell Thal, who, together with their family, have operated The Epicure Market for over 50 years. In November 1998, Mitchell Thal resigned from the Company to pursue other interests, but will still be utilized on a consulting basis in the future.

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

         The Company believes that the quantities of food and supplies it purchases on a centralized basis enables it to obtain and maintain the desired high quality products at the best available prices. In light of the Company's historical negative working capital, the Company was not able to take advantage of all prompt payment discounts offered by vendors until the completion of the Public Offering. Since the completion of the Public Offering, the Company has been taking advantage of those discounts.

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

EMPLOYEES

         As of February 21, 1999, the Company employed approximately 1,750 employees at its eleven restaurants and one gourmet market. The Company also employs approximately 20 persons at its corporate administrative office. Historically, the Company has experienced relatively low turnover of key management employees. The Company believes that it maintains favorable relations with its employees. There are no unions or collective bargaining arrangements.

INSURANCE

           The Company maintains workers' compensation insurance and general liability insurance coverage which it believes will be adequate to protect the Company, its business, assets, and operations. There is no assurance that any insurance coverage maintained by the Company will be adequate, that it can continue to obtain and maintain such insurance at all or that the premium costs will not rise to an extent that they adversely affect the Company or the Company's ability to economically obtain or maintain such insurance. In addition, punitive damage awards are generally not covered by such insurance. The Company has obtained $1,000,000 of key man life insurance on its Chief Executive Officer, Isaac Starkman.

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



ITEM 2.  PROPERTIES

         Leased Properties. The Company's Sherman Oaks (Solley's), Studio City, Encino, West Hollywood, Westwood, Woodland Hills, Costa Mesa, and Boca Raton restaurants and Epicure are all on leased premises. The Company owns the furnishings, fixtures and equipment in each of its restaurants. Existing leases have expirations ranging from 2003 through 2018 (excluding renewal options). Leases typically provide for minimum base rents plus a percentage of gross sales above the minimum base rents, plus payment of certain operating expenses. See
Note 6 of Notes to Consolidated Financial Statements for information regarding aggregate minimum rents paid by the Company for recent periods and information regarding the Company's obligation to pay minimum rents in future years. The Westwood restaurant property, as well as the Guy's Place property adjacent to the West Hollywood restaurant and three parking lots which service the West Hollywood restaurant, are leased from The Starkman Family Partnership, which is owned by the Starkman family, principally Isaac Starkman, the controlling beneficial shareholder of the Company. In addition, the Epicure property is leased from E&L Thal Properties, an affiliate of the previous owners. See "Certain Relationships and Related Transactions."

         Purchased Restaurant Properties. The Company owns the land and buildings of its Pasadena and Marina del Rey Jerry's Famous Deli restaurants and the Rascal House restaurant in Miami Beach. The Company owns a parking lot at Epicure. In April 1995, the Company purchased the Pasadena restaurant site located at 42 South Delacey Street for $1,675,000. The Company completed construction of a 7,400 square foot building at a cost of approximately $2,894,000, and the new restaurant opened on February 20, 1996. The Pasadena property is under contract to be sold (See Note 11 of Notes to Consolidated Financial Statements). In March 1996, the Company purchased the Marina del Rey property including the 9,300 square foot, 405 seat Jerry's Famous Deli restaurant which has been in operation since 1991, for a total purchase price of $3,963,510, paid $713,510 in cash and $3,250,000 in the form of a collateralized promissory note payable to the Marina landlord. The note payable to the Marina landlord provides for interest only payments for five years at 9% per annum, and for principal and accrued interest to be paid in full on March 27, 2001. In September 1996, as part of the purchase of Wolfie Cohen's Rascal House in Miami, Florida, the Company purchased 2.21 acres of land and the 23,000 square foot two story restaurant building. The total purchase price of the real estate, fixtures and equipment of $4,750,000 was paid in full at closing.

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

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         No matters were submitted to a vote of shareholders in the fourth quarter of 1998.


EXECUTIVE OFFICERS

         The following table sets forth certain information concerning the Company's executive officers.


NAME                           AGE                               POSITION
Isaac Starkman                 61            Director, Chief Executive Officer, Secretary and
                                             Chairman of the Board

Kenneth Abdalla                35            President and Director

Christina Sterling             54            Chief Financial Officer

Guy Starkman                   28            Director, Director of Operations, and Vice-President

Jason Starkman                 24            Director, Management Information Systems Director,
                                             Vice-President

Ami Saffron                    41            Director of Development, Vice-President


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

         Mr. Kenneth Abdalla became a director of the Company in December 1996 and President of the Company on March 27, 1997. As President of the Company, Mr. Abdalla provides limited services to the Company in connection with restaurant acquisitions through June 1, 1999. Mr. Abdalla is the founder and managing member of Waterton Management, LLC, a private investment firm established in July 1995. Mr. Abdalla was a Vice President at Salomon Brothers, Inc., where he managed a team of professionals in the private investment department. Mr. Abdalla obtained a Bachelor of Science degree from the University of the Pacific in 1986.

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

                                     PART II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

         Since October 22, 1995, the Company's Common Stock is traded on the Nasdaq National Market. The high and low sales prices for the Common Stock for during the eight most recent quarters are as follows:


                                             High        Low
                                          --------    --------
March 31, 1997                            $   5.38    $   3.38
June 30, 1997                             $   3.75    $   2.06
September 30, 1997                        $   4.63    $   2.06
December 31, 1997                         $   4.00    $   2.00

March 31, 1998                            $   3.50    $   2.25
June 30, 1998                             $   2.63    $   1.69
September 30, 1998                        $   2.03    $   0.84
December 31, 1998                         $   1.63    $   0.59

         On March 5, 1999, the closing sale price for the Common Stock reported on the Nasdaq National Market was $1.16 per share.

         As of March 5, 1999, there were 162 shareholders of record of the Common Stock.

DIVIDEND POLICY FOR COMMON STOCK

         The Company has not paid any dividends since its inception, except for the distribution to the principal shareholder of the Company prior to and upon the termination of the Company's S Corporation status in January 1995. It is the current policy of the Company that it will retain earnings, if any, for expansion of its operations, remodeling of existing restaurants and other general corporate purposes and that it will not pay any cash dividends in respect of the Common Stock in the foreseeable future. In addition, the Company's line of credit with BankBoston requires the Bank's consent before the payment of any dividends, which consent may not be unreasonably withheld.

ITEM 6. SELECTED CONSOLIDATED FINANCIAL DATA

     The selected financial data presented below is derived from the consolidated December 31 (1998, 1997, 1996 and 1995) and combined (1994) financial statements (hereafter "consolidated financial statements") of the Company.

                                                                 YEAR ENDED DECEMBER 31,
                                     -------------------------------------------------------------------------------
            DESCRIPTION                  1998             1997             1996            1995            1994
            -----------              -------------   --------------   --------------   -------------   -------------
                                     (DOLLARS IN THOUSANDS EXCEPT EARNINGS PER SHARE AND RESTAURANT OPERATING DATA)
INCOME STATEMENT DATA:
Revenues...........................   $    66,583      $    56,418      $    40,160      $   28,030      $   28,649
Cost of sales......................        22,408           17,508           12,480           9,168          10,019
                                      -----------      -----------      -----------      ----------      ----------
Gross profit.......................        44,175           38,910           27,680          18,862          18,630
Operating expenses.................        33,849           28,769           19,951          13,634          13,689
General and administrative
  expenses.........................         4,832            4,839            4,180           2,924           2,494
Restaurant concept discontinuation
  costs............................            --               --               --             137              --
Preopening expenses................           538               --               --              --              --
Depreciation and amortization......         3,730            3,870            2,114             977           1,152
                                      -----------      -----------      -----------      ----------      ----------
Income from operations.............         1,226            1,432            1,435           1,190           1,295
Interest income (expense), net.....        (1,255)            (600)            (366)           (110)           (222)
Other income (expense), net........          (167)            (135)            (206)           (111)           (138)
                                      -----------      -----------      -----------      ----------      ----------
Income (loss) before items below...          (196)             697              863             969             935
Income tax (provision) benefit.....            65             (134)            (284)           (187)            (22)
                                      -----------      -----------      -----------      ----------      ----------
Income (loss) before cumulative
  effect of a change in accounting
  principle........................          (131)             563              579             782             913
Cumulative effect of a change in
  accounting principle, net of
  tax benefit of 65,162............          (133)              --               --              --              --
                                      -----------      -----------      -----------      ----------      ----------
Net income (loss)..................   $      (264)     $       563      $       579      $      782      $      913
                                      ===========      ===========      ===========      ==========      ==========
Preferred stock....................
Cash dividends paid or accrued.....                                     $      (227)
Accounting deemed dividend(4)......                                          (5,000)
                                                                        -----------
                                                                             (5,227)
Net loss applicable to common
  stock............................                                     $    (4,648)
                                                                        ===========
Net income (loss) per share
          Net income -- Basic......                                     $      0.06
                                                                        -----------
          Net income -- Diluted....                                     $      0.05
                                                                        -----------
Preferred stock:
  Cash dividends paid or accrued...                                     $     (0.02)
  Accounting deemed dividend(4)....                                           (0.48)
                                                                        -----------
                                                                        $     (0.50)
                                                                        -----------
Basic
Net income (loss) per share
  before cumulative effect of an
  accounting change applicable to
  common stock.....................   $     (0.01)     $      0.04      $     (0.44)
Cumulative effect of change in
  accounting principle.............         (0.01)              --               --
                                      -----------      -----------      -----------
Net income (loss) per share
  applicable to common stock.......   $     (0.02)     $      0.04      $     (0.44)
                                      -----------      -----------      -----------
Diluted
Net income (loss) per share
  before cumulative effect of
  an accounting change applicable
  to common stock..................   $     (0.01)     $      0.04      $     (0.44)
Cumulative effect of change in
  accounting principle.............         (0.01)              --               --
                                      -----------      -----------      -----------
Net income (loss) per share
  applicable to common stock.......   $     (0.02)     $      0.04      $     (0.44)
                                      -----------      -----------      -----------
Weighted average common shares
  outstanding - Basic..............    14,869,747       13,369,998        10,412,062
Weighted average common shares
  outstanding - Diluted............    14,926,907       13,419,095        10,525,521

                                                                 YEAR ENDED DECEMBER 31,
                                     -------------------------------------------------------------------------------
            DESCRIPTION                  1998             1997             1996            1995            1994
            -----------              -------------   --------------   --------------   -------------   -------------
                                     (DOLLARS IN THOUSANDS EXCEPT EARNINGS PER SHARE AND RESTAURANT OPERATING DATA)
PRO FORMA DATA(1):
Pro forma net income per common
  share -- Basic...................                                                     $     0.08
Pro forma common shares
  outstanding -- Basic.............                                                     $10,386,250
RESTAURANT OPERATING DATA(2):
For restaurants open for the full
  year:
  Average sales per restaurant.....   $5,286,187      $ 6,040,515      $ 6,842,542      $ 6,922,618      $7,027,555
  Average sales per seat...........   $   16,097      $    18,373      $    19,221      $    19,494      $   20,104
  Average sales per square foot....   $      655      $       780      $       939      $       922      $      951
  Total number of restaurants open
     for the full year.............           10                9                4                4               4
Total restaurants open at end of
  year.............................           11               10                9                4               4
BALANCE SHEET DATA (END OF YEAR):
Working capital (deficit)..........   $   (2,421)     $       208      $       103      $     3,845      $   (4,911)
Total assets.......................   $   48,993      $    37,978      $    36,563      $    18,782      $    7,541
Total debt (including current
  portion).........................   $   17,188      $     8,442      $     6,559      $     2,430      $    2,275
Minority interest(3)...............   $      555      $       480      $       441      $       263      $      188
Equity.............................   $   25,859      $    24,576      $    23,624      $    12,766      $      147

     Net income per share is not presented for fiscal year 1994 as the Company was privately held. The unaudited pro forma basic net income per share is presented as if the Company was publicly traded for the entire fiscal year ended 1995.
---------------
(1) Pro forma net income per common basic share was calculated using net income and based on as if the 10,386,250 shares of common stock were outstanding for all of fiscal year 1995. The pro forma shares outstanding are based on
    (i) 7,460,000 shares outstanding at December 31, 1994, (ii) 40,000 shares issued on January 9, 1995, per the terms of a consulting agreement, (iii) 931,250 shares sold through a private placement completed in March 1995 and
    (iv) an additional 1,955,000 shares sold in the Public Offering in October 1995.

(2) Determined as total sales divided by the number of all restaurants open for the full period, total seats, and total square feet. Three restaurants were open for the full year in 1994, four for the full year in 1995 and 1996, nine for the full year 1997 and ten for the full year 1998. However, the West Hollywood restaurant, which opened on January 18, 1994, has been included in the Restaurant Operating Data for 1994 as if it were open for the entire year. Total seats is based upon the typical seating configuration of each restaurant. Seating configurations in each restaurant are subject to change. Square foot data is based on approximate square feet for the kitchen and dining room area.

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

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

         The following discussion and analysis of the Company's consolidated financial condition and results of operations for the fiscal years ended December 31, 1998, 1997 and 1996 should be read in conjunction with the Company's consolidated financial statements and related notes thereto included elsewhere in this report.

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

         The Company's revenues are derived primarily from food and beverage sales at its eleven restaurants and The Epicure Market. As of December 31, 1998, the Company owned the following restaurants, except the Encino restaurant in which it owns a general partner's and a limited partner's interest:

             Location                             Date Opened or Acquired
             --------                             -----------------------
             Studio City, CA                      November 1, 1978
             Encino, CA                           July 25, 1989
             Marina del Rey, CA                   July 23, 1991
             West Hollywood, CA                   January 18, 1994
             Pasadena, CA                         February 20, 1996
             Westwood, CA                         June 18, 1996
             Woodland Hills, CA                   July 1, 1996 *
             Sherman Oaks, CA (Solley's)          July 1, 1996
             Miami Beach, FL (Rascal House)       September 9, 1996
             Costa Mesa, CA                       August 19, 1997
             The Epicure Market, FL               April 1, 1998
             Boca Raton, FL (Rascal House)        July 1, 1998

         * Closed for renovation in October and November and reopened in December 1996 as a Jerry's Famous Deli.

         The Company's expenses consist primarily of food and beverage costs, operating costs (consisting of salaries, rent and occupancy expenses), general and administrative expenses, interest expense and depreciation and amortization expenses.

         Certain preopening costs, including direct and incremental costs associated with the opening of a new restaurant, historically were amortized over a period of one year from the opening date of such restaurant. These costs include primarily those incurred to train a new restaurant management team and the food, beverage and supply costs incurred to perform testing of all equipment, concept systems and recipes. In addition, the Company had organization costs which were being amortized over a five-year life. The Company adopted Statement of Position ("SOP") 98-5 in 1998, which requires entities to expense as incurred all start-up (including organization) and preopening costs that are not otherwise capitalizable as long-lived assets. The Company's early adoption of the new accounting principle results in the recognition of a cumulative effect of a change in accounting principle as a one-time charge against earnings, net of any related tax effect. As of December 31, 1997 and 1996, unamortized preopening costs incurred in connection with the opening or remodeling of restaurants were approximately $105,000 and $550,000, respectively. Furthermore, unamortized organization costs were approximately $92,000 and $104,000 at December 31, 1997 and 1996, respectively. The net cumulative pre-tax effect of the change in accounting principle is approximately $197,000, which represents the unamortized balance of preopening and organization costs at December 31, 1997.

         The Company owns both the land and the building for its restaurants located in Marina del Rey, Pasadena and Miami Beach; all other restaurant locations are leased. The Company owns a parking lot at Epicure. All the Company's restaurants except the Encino restaurant are wholly-owned. Epicure is operated by a wholly-owned subsidiary, National Deli Corporation. The Encino restaurant is owned and operated through JFD-Encino, a limited partnership of which a wholly-owned subsidiary of the Company is the 80% co-general partner and a 7.55% limited partner. The general partners of JFD-Encino are entitled to 25% of the net income, loss or dividends of the Encino restaurant and the limited partners are entitled to the remaining 75% until the limited partners have received a return of 100% of their capital plus a cumulative return of 10% per annum. After payout of the limited partners' initial contributed capital, the general partners are entitled to 65% of the net income or loss of the Encino restaurant and the limited partners are entitled to the remaining 35%. The Company consolidated the financial statements of the Encino restaurant and separately stated the effect of minority interests in the Consolidated Balance Sheets and Consolidated Statements of Operations based upon the Company's current operating control of the Encino restaurant.

                             RESULTS OF OPERATIONS

     The following table presents for the last three fiscal years the Consolidated Statements of Operations of the Company expressed as percentages of total revenue.

                                                              PERCENTAGE OF TOTAL REVENUES
                                                                YEARS ENDED DECEMBER 31,
                                                              -----------------------------
                                                               1998       1997       1996
                                                              -------    -------    -------
Revenues....................................................   100.0%     100.0%     100.0%
Cost of sales
  Food......................................................    31.9       28.5       28.2
  Other.....................................................     1.8        2.5        2.9
                                                               -----      -----      -----
Total cost of sales.........................................    33.7       31.0       31.1
                                                               -----      -----      -----
Gross profit................................................    66.3       69.0       68.9
Operating expenses
  Labor.....................................................    35.6       36.7       36.0
  Occupancy and other.......................................    15.3       14.3       13.6
                                                               -----      -----      -----
Total operating expenses....................................    50.9       51.0       49.6
General and administrative..................................     7.2        8.6       10.4
Preopening..................................................     0.8         --         --
Depreciation and amortization...............................     5.6        6.9        5.3
                                                               -----      -----      -----
Total expenses..............................................    64.5       66.5       65.3
                                                               -----      -----      -----
Income from operations......................................     1.8        2.5        3.6
Interest income.............................................     0.1        0.2        0.3
Interest expense............................................    (1.9)      (1.2)      (0.3)
Gain on sale of assets and other............................     0.0        0.0        0.2
                                                               -----      -----      -----
Income before items below...................................     0.0        1.5        2.8
Income tax benefit (provision)..............................     0.1       (0.3)      (0.7)
Minority interest...........................................    (0.3)      (0.2)      (0.7)
                                                               -----      -----      -----
Income (loss) before cumulative effect of change in
  accounting principle......................................    (0.2)       1.0        1.4
Cumulative effect of change in accounting principle.........    (0.2)        --         --
                                                               -----      -----      -----
          Net income (loss).................................    (0.4)%      1.0%       1.4%
                                                               =====      =====      =====

Fiscal Year 1998 Compared to Fiscal Year 1997

         Total revenues increased approximately $10,165,000, or 18.0%, to approximately $66,583,000 for 1998 from $56,418,000 for 1997. Included in this increase is approximately $10,793,000 contributed by Epicure, acquired April 1, 1998. In addition, the Boca Raton restaurant, which opened July 1, 1998, added revenues of approximately $2,829,000. The Costa Mesa restaurant, which opened August 19, 1997, contributed revenues of approximately $3,549,000 in 1998 compared to revenues of approximately $1,881,000 in 1997. Same store sales for the nine restaurants opened from January 1, 1997 were approximately $49,313,000 in 1998 compared to $54,365,000 in 1997, a decrease of approximately $5,052,000 or 9.3%.

         Based on the decreases in same store revenue, Management took significant steps to not only try to reverse the decreases, but also investigate other potential sources of revenue for the Company. In September 1998, the Company retained the services of an outside consultant with significant restaurant industry experience in an effort to increase revenues. The consultant, with over 26 years in the industry, whose clients have included numerous family, midscale, and casual dining restaurant chains also completed an overall analysis of the Company's operations, including customer service, menu pricing and review, and general operating policies and procedures. To date, the Company has implemented many of the consultant's recommendations, which have focused mostly on improving customer service, formalizing training procedures, and improving communication within the restaurants. The Company has been able to see immediate results from these recommendations, as the Company has received favorable feedback from customers as evidenced by customer comment cards and mystery shopper data. Since the consultant has completed his work in California, he is currently focusing his efforts on the Company's Florida restaurants and Epicure. The Company anticipates implementation of recommendations relating to the Florida facilities in the second quarter of 1999. Management also attributes a portion of the decrease in sales to a reduction in the hours of operation from 24 hours a day in several locations during 1997.

         In addition, the Company has implemented a revised incentive program for its General Managers. This program is based upon the achievement of certain financial and non-financial goals, including food and labor cost budget criteria. The Company believes with the General Managers being more responsible and aware of their individual restaurants performance, along with monetarily rewarding them for attaining stated goals, all parties benefit.

         In January 1999, the Company entered into a license agreement with CA One Services, Inc., a well known national food operator, to license the "Wolfie Cohen's Rascal House" concept for one shopping mall food court in Naples, Florida. The facility opened on March 23, 1999.

         As a result of the actions taken by management above, the Company has been able to reduce the decrease in same store sales during the fourth quarter of 1998 as compared to the third quarter of 1998. In addition, the same positive trend has been evidenced in the first two months of same store sales (unaudited) in 1999.

         With the addition of Epicure, the Company intends on diversifying its presence in Southern Florida, and providing homemade products from Epicure to its Rascal House restaurants. The Company will continue to explore other possibilities in the licensing, producing and delivering of its products to capitalize on its strong brand loyalties and recognition. The Company has been approached with proposals for utilizing its brand names for internet sales of food and gift baskets.

         Cost of sales, which includes the cost of food, beverages and supplies increased $4,900,000, or 28.0%, to $22,408,000 in 1998 from $17,508,000 in 1997, primarily from the addition of Epicure and Boca Raton. Total food cost, which comprises over 90% of cost of sales, increased to 31.9% from 28.5% in 1997. Without Epicure, food costs increased to 29.8% in 1998 from 28.5% in 1997. Management attributes the majority of this increase to its Rascal House restaurants in Florida. The Company has initiated a more stringent monitoring of the purchasing at its

Florida facilities, and has decreased cost of sales in the first two months of 1999 (unaudited). When a new restaurant opens, it takes several months for a customer use pattern to develop during which time the Company incurs relatively higher labor and food costs; after customer use patterns are developed, the restaurant can be staffed and food supply prepared, consistent with these patterns. Management also attributes a portion of the increase to a minor cost increases in some of the Company's core food products.

         Operating expenses, which include all restaurant level operating costs, including, but not limited to, labor, rent, laundry, maintenance, utilities and repairs, increased $5,080,000, or 17.7%, to approximately $33,849,000 in 1998 from $28,769,000 in 1997. As a percentage of revenues, operating expenses decreased to 50.8% in 1998 from 51.0% in 1997. Labor costs, the largest component of operating expenses, decreased to 35.6% in 1998 from 36.7% in 1997. This decrease was primarily due to Epicure, which has a lower overall labor cost as compared to the restaurants. Without Epicure, labor costs were 36.8% for 1998 compared to 36.7% for 1997. Offsetting the decrease in labor was an increase in occupancy costs to 15.3% in 1998 from 14.3% in 1997. This increase was due primarily to increases in supplies, which increased approximately $376,000, of which $330,000 relates to Epicure and $59,000 to Boca Raton. Utilities also increased approximately $274,000, of which approximately $167,000 relates to Epicure and $96,000 relates to Boca Raton. A portion of the increase was also due to the decline in sales, as many of the Company's occupancy expenses are fixed costs.

         General and administrative expenses decreased approximately $7,000, or 0.1% to approximately $4,832,000 in 1998 from approximately $4,840,000 in 1997. As a percentage of revenues, general and administrative expenses decreased 1.3 percentage points, to 7.3% in 1998 from 8.6% in 1997. A portion of the decrease related to reductions in salaries for three executive officers in October 1997, combined with a revision in the bonus calculation, resulting in reduction in bonus from what would have been otherwise payable, accounting for approximately $224,000. The Company also incurred approximately $275,000 less legal expense during 1998. In 1997, $190,000 of additional costs were incurred relating to the Company's legal settlement with the Company's previous worker's compensation carrier in a lawsuit involving the appropriate charge for premiums due for a period prior to a change in carriers in a previous year. Offsetting these decreases were increases in advertising expense, incurred mainly by Epicure, for store advertising.

         Preopening expense totaled $538,000 in 1998. This balance represents amounts which would have been classified as amortization expense in 1998 and 1999 had the Company not chosen early adoption of SOP 98-5 as described above in 1998. The majority of this amount relates to preopening expense incurred in conjunction with the opening of the Boca Raton Rascal House restaurant.

         Depreciation and amortization expense decreased approximately $141,000, or 3.6%, to approximately $3,730,000 in 1998, from $3,871,000 in 1997.
Depreciation expense increased approximately $66,000, or 2.2%, to approximately $3,065,000 in 1998 from approximately $2,999,000 in 1997. The increase was due primarily to the acquisition of Epicure and opening of the Boca Raton restaurant. This was offset by reductions in depreciation expense for the change in life of certain restaurant equipment and furniture and fixtures from a five-year useful life to an eight-year useful life and certain other adjustments totaling approximately $420,000. Amortization expense decreased approximately $206,000, or 24%, to approximately $665,000 in 1998 from approximately $871,000 in 1997. The majority of the decrease was due to the Company opening five restaurants in 1996 for which preopening expense was amortized for one year from the restaurant's opening date. The Company opened only one restaurant during 1997, and the remaining unamortized balance at December 31, 1997, approximately $105,000 is included in the 1998 cumulative effect of the change in accounting principle totaling approximately $197,000 (net of tax, $132,000). All preopening costs incurred in 1998 are included in a separate preopening expense line item as discussed above. This decrease was offset primarily by amortization of the goodwill and covenants not to compete related to the Epicure acquisition. In addition, the Company also expensed approximately $109,000 in 1998, which represented the remainder of the loan origination costs incurred with previous financial institutions.

         The $608,000 increase in interest expense to approximately $1,292,000 in 1998 from approximately $684,000 in 1997 arose primarily from interest expense on the credit facilities utilized in the purchase of Epicure.

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

         Net income decreased approximately $16,000, or 3%, for 1997, to approximately $563,000 from approximately $579,000 in 1996. The implementation of the Company's expansion plan during 1996, which resulted in more than double the number of restaurants from four to nine in one year, in addition to the opening of the Company's tenth restaurant in August 1997, continued to impact the Company's earnings for 1997. This was due to three factors which generally impact the first year of each new restaurant operations. First, when a new restaurant opens, it takes several months for a customer use pattern to develop during which time the Company incurs relatively higher labor and food costs; after customer use patterns are developed, the restaurant can be staffed and food supply prepared, consistent with these patterns. Second, all preopening expenses, such as training and food supply costs to perform testing of equipment, are amortized over the first twelve months after opening each new restaurant. Third, Jerry's Famous Deli restaurants have relatively high fixture and restaurant equipment costs, which are necessary to create the atmosphere and expansive menu which are the highlights of the Jerry's Famous Deli concept.

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

         Operating expenses, which include all restaurant level operating costs, including, but not limited to, labor, rent, laundry, maintenance, utilities and repairs, increased $8,819,000, or 44.2%, to approximately $28,769,000 in 1997 from $19,951,000 in 1996. As a percentage of revenues, operating expenses increased 1.4 percentage points to 51.0% in 1997 from 49.6% in 1996. Labor costs, the largest component of operating expenses, increased .7 percentage points to 36.7% of revenues in 1997 from 36.0% in 1996. After Rascal House restaurant experienced a 1997 second quarter seasonal decline in revenue without a comparable decrease in labor costs, management's corrective action in June 1997, as discussed in the Company's June 30, 1997 Form 10-Q, brought about, as a percentage of revenues for that restaurant, a 1.5% decrease in labor expense for the 1997 third quarter and an additional 1.1% decrease in labor expense for the 1997 fourth quarter. Management believes that the minimum wage increases on October 1, 1996, March 1, 1997 (California only) and September 1, 1997 to $5.15 from $4.25 an hour, which affected approximately one-third of the employees in each restaurant, have not had a significant impact on labor expense for the 1997 period. Although rent expense, the next largest component of operating expenses, increased

$717,000 in 1997, as a percentage of revenues, it decreased .2 percentage points, to 4.7% from 4.9%. The opening of the Pasadena and Miami Beach restaurants, where the Company owns the real property and the purchase of the Marina del Rey restaurant property, which the Company formerly rented, have decreased rent expense while increasing depreciation expense for 1997 and 1996.

         General and administrative expenses increased approximately $660,000, or 15.8%, to approximately $4,840,000 in 1997 from approximately $4,180,000 in 1996. As a percentage of revenues, general and administrative expenses decreased
1.8 percentage points, to 8.6 % from 10.4%. A portion of the increase related to $190,000 of additional costs incurred in 1997 related to the Company's legal settlement with the Company's previous worker's compensation carrier in a lawsuit involving the appropriate charge for premiums due for a period prior to a change in carriers in a previous year. The Company also had a full year of liability coverage and related expenses in 1997 for the five restaurants opened during 1996, which increased when compared to 1996.

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

Business Outlook

         The Company does not believe that its existing restaurants can show substantial growth in per restaurant revenues. A major focus has been to stem same store sales declines. Improvement in same store sales is critical to the Company's business outlook. Thereafter, management believes that any significant sales growth will have to come from additional restaurants or other retail food establishments.

         The Company continues to search for prime locations appropriate for its customer base and to develop them into restaurants, both in the Southern California and Southern Florida areas, as well as new areas, while continuing to provide quality food and service in its existing restaurants. The Company seeks to exploit its brand names for ancillary income from licensing and possibly third party retail sales. This is a new initiative and the outlook is not yet clear.

LIQUIDITY AND CAPITAL RESOURCES

         As is typical in the restaurant industry, the Company historically has operated with little or no working capital, and does not have significant inventory or trade receivables and customarily receives several weeks of trade credit in purchasing food and supplies.

         Since the completion of the 1995 Public Offering, the policy of the Company has been to reinvest positive cash flow for restaurant development and general working capital, and more recently, the Company's stock repurchase program. Net cash flow from operating activities increased to approximately $4,964,998 for 1998 from approximately $1,679,000 for 1997 and approximately $3,437,000 for 1996.

         In the future, the Company intends to use any positive cash flow for restaurant development and general working capital and possible stock repurchase programs. Because funds available from cash sales are not needed immediately to pay for food and supplies or to finance receivables or inventory, they can be used for capital expenditures.

         Prior to the Public Offering, the Company financed its expansion from bank borrowings, cash flow and a private placement in January 1995 which was primarily used to pay off a bank debt and trade payables. The Company has used the additional capital raised in the Public Offering primarily for the development and construction of new restaurants.

         The purchase and renovation of the Pasadena restaurant property, which opened in February 1996, was funded through proceeds from a $1,219,000 loan from United Mizrahi Bank. This loan, which has been reduced to a balance of $665,000 at December 31, 1998 as a result of monthly payments of principal and a paydown with proceeds from the sale of preferred stock, bears interest at the bank's reference rate plus 1.0% and matures in April 2001.

         The March 1996 purchase of the Marina del Rey restaurant property from the Company's landlord was funded primarily through a $3,250,000 note from the landlord. It is collateralized by the property, requires interest only payments at 9% per annum until maturity, and is due in March 2001.

         The purchase of the two Solley's Deli restaurants in Sherman Oaks and Woodland Hills was funded from a $2,500,000 draw down by the Company on its line of credit with Bank of America. In September 1996, this $2,500,000 was converted into a term loan, which bore interest at the bank's reference rate plus 1.5% (9.75% per annum at December 31, 1997) and was paid off during 1998 in conjunction with proceeds received from the BankBoston credit facility.

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

         The Company also utilized its revolving line of credit in 1998 in conjunction with the purchase of Epicure in the aggregate amount of $965,000 from United Mizrahi Bank. The line bears interest at the bank's reference rate plus 1.0% and matures in April 2001. Interest on the credit line is payable monthly. Prepayments are permitted at any time without penalty. Borrowings under the credit line are collateralized by the fixtures and equipment of the Pasadena restaurant.

         In July 1997, the Company obtained a $2,500,000 term loan collateralized by certain real and personal property of the Rascal House restaurant. The loan bears interest at the LIBOR rate for one-, two- or three-month periods plus 2.5% up to a maximum rate of 11.0% and will mature on August 1, 2004. Approximately $750,000 of the loan was used to complete renovation of the Costa Mesa restaurant, and the balance is intended to be used primarily for the development and acquisition of new restaurants. During 1998, the loan interest rate was capped at 9.39%.

         The Company entered into a $4,000,000 revolving line of credit agreement with Bank Leumi USA in October 1997. The line bore interest at the bank's reference rate plus 1.25%. Any borrowings between the agreement date and January 1, 1999 were subject to interest repayment only. The debt was repaid in full in September 1998 in conjunction with the new BankBoston credit facility.

         The Company also entered into a $2,000,000 non-revolving line of credit with Bank of America, NTSA in October 1997, collateralized by the machinery, equipment and inventory of the Company. The line bore interest at the bank's reference rate plus 1.25%. The debt was repaid in full in September 1998 in conjunction with the new BankBoston credit facility.

         In September 1998, the Company entered into a $15,000,000 credit facility with BankBoston, N.A. in the form of a $9,000,000 term loan and $6,000,000 revolving line of credit. In conjunction with the agreement, the Company paid off certain existing debt with the proceeds from the term loan. The term loan and revolver mature five years from inception and bear interest at the Eurodollar rate plus a variable percentage margin totaling approximately 8.50% at December 31, 1998. The debt is collateralized by assets of the Company and includes certain financial covenants. The Company has utilized approximately $400,000 of the credit line in conjunction with the repurchase of its Common Stock.

         Management believes that cash on hand, proceeds from the pending sale of the Pasadena facility, cash flow from operations and its available line of credit will be sufficient to finance the operation of the Company's existing restaurants. Future anticipated capital needs, primarily for development or acquisition of new restaurants, cannot be projected with certainty. Additional capital expenditures will be required as new locations are added. The Company generally intends to seek leased locations. The cost of renovation will depend upon the style of restaurant being converted. Renovation of Jerry's Famous Deli restaurants have cost between $2.0 million and $3.0 million per location, or $267 to $400 per square foot.

YEAR 2000 COMPLIANCE

         As a result of computer programs being written using two digits, e.g., "98" to define a year instead of four digits, certain systems may require modifications to function properly. Date-sensitive software may recognize the year "00" as the year 1900 rather than the year 2000. This would result in errors and miscalculations or even system failure causing disruptions in everyday business activities and transactions. Software is termed "Year 2000" compliant when it is capable of performing transactions correctly in the year 2000 and beyond.

         Based on a recent assessment of the Company's computer systems, which primarily include the financial accounting software and our restaurant point-of-sale ("POS") systems, the Company has developed a plan to ensure that its computer systems will function properly with respect to dates related to the year 2000 and beyond. The Company has contracted with a computer consulting company to assist in this process. Many of the Company's computer systems are already Year 2000 compliant, or have an existing upgrade available from the software vendor that is or will be Year 2000 compliant. All systems that are not currently Year 2000 compliant will either be upgraded to be Year 2000 compliant or replaced with alternative systems that are Year 2000 compliant over the next six months. While achieving Year 2000 compliance will be a major task, it is not expected to have a material impact on the Company's financial condition or results of operations.

         The Company is actively monitoring the progress of its significant vendors and customers in their efforts to be Year 2000 compliant. There is no guarantee that the systems of other companies on which the Company relies will be corrected on a timely basis and thus may have a material adverse impact on the Company.

         Information received from our primary bank and credit card processor indicates that they will be Year 2000 compliant prior to January 1, 2000.

         The Company is reviewing the possible scenarios in the event of Year 2000 noncompliance and is currently developing a contingency plan to support the Company's operations. The worse case scenario is that a number of our restaurants will be unable to operate for a few days based on food supplier, credit card processing, and banking delays.

         We believe we have an effective plan in place to resolve the Year 2000 issue in a timely manner. However, due to the lack of historical experience with Year 2000 issues, it is difficult to predict with certainty what will actually happen after December 31, 1999.

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

SEASONALITY

         The Rascal House restaurants and Epicure traditionally experience higher revenues in the first and fourth quarters of each year, consistent with the tourist season in Florida. In addition, management has noted that certain of the Company's Jerry's Famous Deli locations may have experienced a seasonal influence, with higher revenues in the first and fourth quarters of each year, although this has not clearly been established as a recurring trend.

RECENT ACCOUNTING STANDARDS

         SFAS 133, Accounting for Derivative Instruments and Hedging Activities

         This Statement is not applicable to the Company for the year ended December 31, 1998.

         Statement of Position ("SOP") 98-5

         In April 1997, the Accounting Standards Executive Committee of the American Institute of Certified Public Accountants issued a draft Statement of Position (SOP) entitled "Reporting on the Costs of Start-Up Activities." The final SOP was issued during April 1998 and is effective for fiscal years beginning after December 15, 1998, with earlier adoption encouraged. The SOP requires entities to expense as incurred all start-up and preopening costs that are not otherwise capitalizable as long-lived assets. Restatement of previously issued financial statements is not permitted by the SOP, and entities are not permitted to report the pro forma effects of the retroactive application of the new accounting standard.

         The Company's early adoption of the new SOP in 1998 requires the recognition of the cumulative effect of the change in accounting principle as a one-time charge against earnings, net of any related income tax effect, retroactive to January 1, 1998.

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

         LIMITED OPERATING HISTORY WITH MULTIPLE RESTAURANTS. The Company was founded in 1978 with the opening of its Studio City restaurant. Three additional restaurants were opened in 1989, 1991 and 1994, respectively, and have each been in operation for over two years. Two additional restaurants were opened in February and June 1996, respectively, two additional restaurants (Solley's) were acquired as of June 30, 1996, and one additional restaurant (Rascal House) was acquired September 9, 1996. The Costa Mesa restaurant opened August 19, 1997, and the newest restaurant was opened in July 1998. Accordingly, the Company has a limited operating history in its current size and configuration, and there is no assurance that such restaurants, or the Company as a whole, will be profitable in the future.

         LACK OF DIVERSIFICATION. At the present time, the Company intends to invest primarily in deli-style restaurants and gourmet markets. As a result, changes in consumer preferences, including a change in consumer preferences for restaurants of the type operated by the Company, may have a disproportionate and materially adverse impact on the Company's business and its operating results.

         NEED FOR ADDITIONAL FINANCING. The expansion of the Company's restaurant operations in 1996, 1997 and 1998 has been funded with the proceeds of the October 1995 Public Offering and the August and November 1996 sales of preferred shares, along with bank financing. Management believes that the Company has sufficient funds for a limited number of acquisitions, but may need additional funding for future acquisitions and development of new locations. There is no assurance that the Company will be able to obtain such additional financing, or that such additional financing will be available on terms acceptable to the Company and at the times required by the Company. Failure to obtain such financing may adversely impact the growth, development or general operations of the Company. If, on the other hand, such financing can be obtained, it will most likely result in additional leverage or dilution of existing shareholders.

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

         LIMITATIONS AND VULNERABILITY AS A RESULT OF GEOGRAPHIC CONCENTRATION. Because all of the Company's existing restaurants (other than the Rascal Houses and Epicure in Florida) are located in Southern California, the Company is vulnerable to the Southern California economy, which has experienced adverse results in past years. In addition, the Company's experience with construction and development outside the Los Angeles metropolitan area is limited, which may increase associated risks of development and construction as the Company expands outside this area. Expansion to other geographic areas may require substantially more funds for advertising and marketing since the Company will not initially have name recognition or word of mouth advertising available to it in areas outside of Southern California. The centralization of the Company's management in Southern California may be a problem in terms of expansion to new geographic areas, since the Company may suffer from lack of experience with local distributors, suppliers and consumer factors and from other issues as a result of the distance between the Company's main headquarters and its restaurant sites. These factors could impede the growth of the Company.

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

         DEPENDENCE ON KEY PERSONNEL. The Company believes that the development of its business has been, and will continue to be, highly dependent on Isaac Starkman, the Chairman of the Board and Chief Executive Officer of the Company. Isaac Starkman is currently 61 years old. Mr. Starkman has an employment agreement which requires that he devote a substantial majority of his time to the Company; however, he does have, and will continue to have, limited involvement with certain concession and souvenir businesses in New York, and other business ventures, each unrelated to the Company and its business. Guy and Jason Starkman, Vice Presidents of the Company, are currently 28 and 24 years old, respectively. The Company has obtained key man life insurance of $1,000,000 face amount on Isaac Starkman. However, if Isaac Starkman's services become unavailable for any reason, it could affect the Company's business and operations adversely.

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

         INCREASE IN MINIMUM WAGE. The federal minimum wage increased from $4.25 an hour to $4.75 effective October 1, 1996, and again to $5.15 effective September 1, 1997. In addition, the California minimum wage increased to $5.75 on April 1, 1998. President Clinton has proposed an additional increase in the federal minimum wage to $6.15 an hour, which will be subject to congressional approval. Approximately one-third of employees working in restaurants operated by the Company receives salaries equal to the federal minimum wage.

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

         POTENTIAL UNINSURED LOSSES. The Company has comprehensive insurance, including general liability, fire and extended coverage, which the Company considers adequate. However, there are certain types of losses which may be uninsurable or not economically insurable. Such hazards may include earthquake, hurricane and flood losses. While the Company currently maintains limited earthquake coverage, it may not be economically feasible to do so in the future. Since the Company's operations are currently concentrated in one area of Southern California and Southern Florida, the Company has had temporary interruptions in its operations due to such hazards in the past. Punitive damage awards are generally not covered by insurance; thus, any awards of punitive damages as to which the Company may be liable could adversely affect the ability of the Company to continue to conduct its business, to expand its operations or to develop additional restaurants. If such a loss should occur, the Company would, to the extent that it is not covered for such loss by insurance, suffer a loss of the capital invested in, as well as anticipated profits and/or cash flow from, such damaged or destroyed properties. There is no assurance that any insurance coverage maintained by the Company will be adequate, that it can continue to obtain and maintain such insurance at all or that the premium costs will not rise to an extent that they adversely affect the Company or the Company's ability to economically obtain or maintain such insurance.

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

         POSSIBLE ADVERSE IMPACT ON POTENTIAL BIDS TO ACQUIRE SHARES DUE TO ISSUANCE OF PREFERRED OR COMMON STOCK. The Board of Directors of the Company has authority to issue up to 5,000,000 shares of preferred stock of the Company (the "Preferred Stock") and to fix the rights, preferences, privileges and restrictions of such shares without any further vote or action by the shareholders. In addition, the Company has authorized 60,000,000 shares of Common Stock. Only 14,508,902 shares of Common Stock are currently outstanding, and no preferred shares are currently outstanding. The potential issuance of authorized and unissued preferred shares or Common Stock of the Company may result in special rights and privileges, including voting rights, to individuals designated by the Company and have the effect of delaying, deferring or preventing a change in control of the Company. As a result, such potential issuance may adversely affect the marketability and potential market price of the shares. As additional acquisition opportunities become available, Management may determine to issue and sell additional Common Stock or preferred shares at any time in the future.

         RECENT CHANGES IN LOCAL ENFORCEMENT OF HEALTH CODE AND NEGATIVE PUBLICITY. As a result of a November 1997 series of investigative reports on local television regarding restaurant health code violations, the Los Angeles County Health Department has instigated stricter monitoring and enforcement of health code provisions. The Company's Studio City restaurant was one of several prominent restaurants mentioned in the November 1997 report, which resulted in negative publicity to the Company. Management believes that this may have contributed to reduced revenues from the Southern California restaurants in the fourth quarter of 1997 and the first two quarters of 1998. The Health Department's current policy is to grade every restaurant "A," "B" or "C," with A being best, B being acceptable and C being grounds for closing the restaurant. All of the Company's six restaurants in the Los Angeles County Health Department jurisdiction have been inspected to date, and those have all received "A" ratings from the Health Department under the new policy. The Company's Orange County and Pasadena restaurants have also been inspected recently by the appropriate local health department authorities and received "no violations observed" ratings, which are comparable to an "A" rating.

         NEGATIVE PUBLICITY FROM PRIVATE DAMAGE CLAIMS. Restaurants such as those operated by the Company are subject to litigation in the ordinary course of business, most of which the Company expects to be covered by its general liability insurance. In the past, certain claims have been filed against the Company. In 1998, certain of these claims received newspaper and television publicity, which may have a negative impact on revenues on the Company's Southern California restaurants.

         SAME STORE SALES DECLINES. There can be no assurance that same store sales declines can be stemmed in the future. The Company has been able to stem the declines in the first two months of 1999 (unaudited), however there is no guarantee that this trend will continue.



ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURE AND MARKET RISK.

Not applicable.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

                          INDEX TO FINANCIAL STATEMENTS



                                                                                  Page
                                                                                  ----
Report of Independent Accountants ..............................................   32

Consolidated Balance Sheets as of December 31, 1998 and 1997....................   33

Consolidated Statements of Operations for the years
     ended December 31, 1998, 1997 and 1996.....................................   34

Consolidated Statements of Equity for the years
     ended December 31, 1998, 1997 and 1996.....................................   35

Consolidated Statements of Cash Flows for the years
     ended December 31, 1998, 1997 and 1996.....................................   36

Notes to Consolidated Financial Statements......................................   37

                        REPORT OF INDEPENDENT ACCOUNTANTS


To the Board of Directors and Shareholders of Jerry's Famous Deli, Inc.


In our opinion, the accompanying consolidated balance sheets and the related statements of income, shareholders' equity and cash flows present fairly, in all material respects, the financial position of Jerry's Famous Deli, Inc. and its subsidiaries (the "Company") at December 31, 1998 and 1997, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 1998, in conformity with generally accepted accounting principles. These financial statements are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with generally accepted auditing standards which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for the opinion expressed above.

As discussed in Note 1 to the consolidated financial statements, the Company changed its method of accounting for the cost of start-up activities in 1998.



PRICEWATERHOUSECOOPERS LLP

Los Angeles, California
March 26, 1999

                            JERRY'S FAMOUS DELI, INC.
                           CONSOLIDATED BALANCE SHEETS



                                                                                                 December 31,
                                                                                            1998              1997
                                                                                        -----------       -----------
ASSETS
Currents assets
   Cash and cash equivalents                                                            $   985,382       $ 2,264,308
   Accounts receivable, net                                                                 424,400           272,511
   Inventory                                                                              1,394,899           525,200
   Prepaid expenses                                                                         449,737         1,729,687
   Preopening costs                                                                              --           105,318
   Deferred income taxes                                                                    269,327            63,063
   Prepaid income taxes                                                                     267,321            24,605
                                                                                        -----------       -----------
          Total current assets                                                            3,791,066         4,984,692
Property and equipment, net                                                              33,534,787        29,835,529
Organization costs                                                                               --            92,143
Deferred income taxes                                                                       629,801           725,983
Goodwill and covenants not to compete, net                                                9,701,723         1,757,342
Other assets                                                                              1,335,331           581,917
                                                                                        -----------       -----------
          Total assets                                                                  $48,992,708       $37,977,606
                                                                                        ===========       ===========

LIABILITIES AND EQUITY
Current liabilities
   Accounts payable                                                                     $ 3,099,839       $ 2,195,980
   Accrued expenses                                                                       1,411,457         1,426,073
   Sales tax payable                                                                        421,897           402,220
   Current portion of long-term debt                                                      1,279,371           752,063
                                                                                        -----------       -----------
          Total current liabilities                                                       6,212,564         4,776,336
Long-term debt                                                                           15,908,582         7,690,219
Deferred rent                                                                               457,525           455,129
                                                                                        -----------       -----------
          Total liabilities                                                              22,578,671        12,921,684
Minority interest                                                                           554,899           480,379

Commitments and contingencies (Note 6)
Equity
   Preferred stock Series A , no par, 5,000,000 shares authorized,
      none issued or outstanding                                                                 --                --
   Common stock, no par value, 60,000,000 shares authorized, 14,508,902
      and 14,210,155 shares issued and outstanding in 1998 and 1997, respectively        25,271,737        23,724,484
   Equity                                                                                   587,401           851,059
                                                                                        -----------       -----------
          Total equity                                                                   25,859,138        24,575,543
                                                                                        -----------       -----------
          Total liabilities and equity                                                  $48,992,708       $37,977,606
                                                                                        ===========       ===========


        The accompanying notes are an integral part of these consolidated financial statements.

                            JERRY'S FAMOUS DELI, INC.
                      CONSOLIDATED STATEMENTS OF OPERATIONS





                                                                             Years Ended December 31,
                                                                    ------------------------------------------
                                                                        1998            1997           1996
                                                                    ------------   ------------   ------------
Revenues                                                            $ 66,583,196   $ 56,418,387   $ 40,159,715
Cost of sales                                                         22,408,272     17,507,824     12,480,215
                                                                    ------------   ------------   ------------
      Gross profit                                                    44,174,924     38,910,563     27,679,500
Operating expenses
   Labor                                                              23,687,543     20,714,670     14,481,675
   Occupancy and other                                                 9,240,066      7,402,068      5,059,545
   Occupancy -- related party                                            921,303        652,067        409,167
General and administrative                                             4,832,438      4,839,537      4,179,939
Preopening                                                               537,699             --             --
Depreciation                                                           3,065,335      2,999,517      1,708,720
Amortization                                                             664,513        871,004        405,457
                                                                    ------------   ------------   ------------
      Total expenses                                                  42,948,897     37,478,863     26,244,503
                                                                    ------------   ------------   ------------
      Income from operations                                           1,226,027      1,431,700      1,434,997
Other income (expense)
   Interest income                                                        36,560         83,822        148,525
   Interest expense                                                   (1,291,805)      (684,118)      (514,118)
   Other income (expense), net                                                --         (1,627)        71,939
                                                                    ------------   ------------   ------------
      Income (loss) before items below                                   (29,218)       829,777      1,141,343
Income tax benefit (provision)                                            65,119       (134,005)      (284,184)
Minority interest                                                       (167,260)      (132,602)      (278,446)
                                                                    ------------   ------------   ------------
Income (loss) before cumulative effect of a change in
accounting principle                                                    (131,359)       563,170        578,713

Cumulative effect of change in accounting, net of tax
 benefit of $65,162                                                     (132,299)            --             --
                                                                    ------------   ------------   ------------
Net income (loss)                                                   $   (263,658)  $    563,170   $    578,713
                                                                    ============   ============   ============

Preferred stock:
      Cash dividends paid or accrued                                                                  (226,648)
      Accounting deemed dividend                                                                    (5,000,000)
                                                                                                  ------------
                                                                                                    (5,226,648)
                                                                                                  ------------
      Net loss applicable to common stock                                                         $ (4,647,935)
                                                                                                  ============

Net income per share:
      Net income - Basic                                                                          $       0.06
                                                                                                  ------------
      Net income - Diluted                                                                        $       0.05
                                                                                                  ------------
      Preferred stock
            Cash dividends paid or accrued                                                        $      (0.02)
            Accounting deemed dividend                                                                   (0.48)
                                                                                                  ------------
                                                                                                  $      (0.50)
Basic
Net income (loss) per share before cumulative effect of an
accounting change applicable to common stock                        $      (0.01)  $       0.04   $      (0.44)
Cumulative effect of change in accounting principle                        (0.01)            --             --
                                                                    ------------   ------------   ------------
Net income (loss) per share applicable to common stock              $      (0.02)  $       0.04   $      (0.44)
                                                                    ------------   ------------   ------------
Diluted
Net income (loss) per share before cumulative effect of an
accounting change applicable to common stock                        $      (0.01)  $       0.04   $      (0.44)
Cumulative effect of change in accounting principle                        (0.01)            --             --
                                                                    ------------   ------------   ------------
Net income (loss) per share applicable to common stock              $      (0.02)  $       0.04   $      (0.44)
                                                                    ------------   ------------   ------------
Weighted average common shares outstanding - Basic                    14,869,747     13,369,998     10,412,062
Weighted average common shares outstanding - Diluted                  14,926,907     13,419,095     10,525,521



        The accompanying notes are an integral part of these consolidated financial statements.

                            JERRY'S FAMOUS DELI, INC.
                        CONSOLIDATED STATEMENTS OF EQUITY



                                                                              Jerry's Famous Deli, Incorporated
                                                             ------------------------------------------------------------------
                                                                      Common Stock                         Preferred Stock
                                                             ----------------------------           ---------------------------
                                                               Shares                                  Shares
                                                             Issued and                              Issued and
                                                            Outstanding           Amount            Outstanding         Amount
                                                            ----------         ----------           -----------       ---------
Balance, December 31, 1995                                  10,386,250         12,664,752                 --                 --

   Net income
   Issuance of preferred stock                                                                        12,000         10,992,694
   Preferred stock converted to common stock                   516,812          1,839,616             (2,000)        (1,839,616)
   Purchase and retirement of Company's common stock           (65,000)          (329,259)
   Purchase of limited partners' interest
   Distributions to preferred shareholders
                                                           -----------        -----------        -----------        -----------
Balance, December 31, 1996                                  10,838,062         14,175,109             10,000          9,153,078

   Net income
   Common stock issued on exercise of warrants                  65,000             65,000
   Preferred stock converted to common stock                 3,139,593          9,153,078            (10,000)        (9,153,078)
   Purchase and retirement of Company's common stock           (32,500)          (103,203)
   Common shares issued for consulting services                200,000            434,500
                                                           -----------        -----------        -----------        -----------
Balance, December 31, 1997                                  14,210,155         23,724,484                 --                 --

   Net loss
   Common shares issued in purchase of market                  934,509          2,395,147
   Purchase and retirement of Company's common stock          (635,762)          (847,894)
                                                           -----------        -----------        -----------        -----------
Balance, December 31, 1998                                  14,508,902         25,271,737                 --                 --
                                                           -----------        -----------        -----------        -----------



                                                             Contributed
                                                                Capital          Retained
                                                               (Deficit)         Earnings            Total
                                                             -----------         ---------        ----------
Balance, December 31, 1995                                     (680,761)           782,234        12,766,225

   Net income                                                                      578,713           578,713
   Issuance of preferred stock                                                          --        10,992,694
   Preferred stock converted to common stock                                            --                --
   Purchase and retirement of Company's common stock                                                (329,259)
   Purchase of limited partners' interest                      (157,696)                --          (157,696)
   Distributions to preferred shareholders                                        (226,649)         (226,649)
                                                            -----------        -----------       -----------
Balance, December 31, 1996                                     (838,457)         1,134,298        23,624,028

   Net income                                                                      563,170           563,170
   Common stock issued on exercise of warrants                                                        65,000
   Preferred stock converted to common stock                     (7,952)                --            (7,952)
   Purchase and retirement of Company's common stock                                                (103,203)
   Common shares issued for consulting services                                                      434,500
                                                            -----------        -----------       -----------
Balance, December 31, 1997                                     (846,409)         1,697,468        24,575,543

   Net loss                                                                       (263,658)         (263,658)
   Common shares issued in purchase of market                                                      2,395,147
   Purchase and retirement of Company's common stock                                                (847,894)
                                                            -----------        -----------       -----------
Balance, December 31, 1998                                     (846,409)         1,433,810        25,859,138
                                                            -----------        -----------       -----------






        The accompanying notes are an integral part of these consolidated financial statements.

                            JERRY'S FAMOUS DELI, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS



                                                                                        Years Ended December 31,
                                                                         ----------------------------------------------------
                                                                              1998                 1997               1996
                                                                         ------------        ------------        ------------
Cash flows from operating activities:
   Net income (loss)                                                     $   (263,658)       $    563,170        $    578,713
   Adjustments to reconcile net income (loss) to net cash provided by operating activities
      Depreciation                                                          3,065,335           2,999,517           1,708,720
      Amortization                                                            664,513             871,004             405,457
      Preopening                                                              537,699                  --                  --
      (Gain) loss on sale of assets                                                --              (2,756)              4,106
      Minority interest                                                       167,260             132,602             278,446
      Deferred income taxes                                                  (312,392)            (63,063)           (158,360)
      Changes in assets and liabilities
         Accounts receivable -- related party                                      --                  --              16,020
         Accounts receivable                                                 (151,889)             74,637            (131,223)
         Inventory                                                           (460,898)           (104,381)           (227,437)
         Prepaid expenses                                                   1,265,973            (808,485)           (248,552)
         Preopening costs                                                     105,318            (148,011)           (737,041)
         Other assets                                                        (127,021)           (157,847)           (206,089)
         Organization costs                                                    92,143                  --             (50,478)
         Accounts payable                                                     628,413          (1,154,119)          1,487,112
         Accrued expenses                                                     (22,759)           (215,711)            884,787
         Sales tax payable                                                     19,677             (32,159)            202,329
         Deferred rent and prepaid income taxes                              (242,716)           (275,527)           (369,134)
                                                                         ------------        ------------        ------------
            Total adjustments                                               5,228,656           1,115,701           2,858,663
                                                                         ------------        ------------        ------------
            Net cash provided by operating activities                       4,964,998           1,678,871           3,437,376
                                                                         ------------        ------------        ------------

Cash flows from investing activities:
   Purchase of Epicure Market                                              (8,564,359)
   Acquisitions of restaurants                                             (1,760,000)                 --          (7,722,964)
   Additions to equipment                                                  (1,560,854)         (2,413,169)         (4,547,960)
   Additions to improvements--land, building and leasehold                 (1,511,329)         (2,958,726)         (8,472,807)
   Deductions to construction-in-progress                                      41,701             115,602           3,720,918
   Purchase of land                                                                --                  --              (2,642)
   Purchase of building and related purchase option payments                       --                  --            (744,137)
   Proceeds from sales of fixed assets                                             --               7,000              20,151
                                                                         ------------        ------------        ------------
            Net cash used in investing activities                         (13,354,841)         (5,249,293)        (17,749,441)

Cash flows from financing activities:
   Proceeds from issuance of preferred stock, net                                  --                  --          10,992,694
   Borrowings from credit facility                                                 --                  --           1,080,525
   Borrowings on long-term debt                                            16,965,000           2,500,000           2,500,000
   Payments on long-term debt                                                (813,610)           (634,937)           (118,428)
   Payoffs on long-term debt                                               (7,405,719)                 --          (1,385,000)
   Financing costs                                                           (694,120)                 --                  --
   Payments and advances to related parties, net                                   --                  --          (1,154,036)
   Capital lease payments                                                          --             (20,722)            (43,140)
   Dividends paid to minority shareholders                                    (92,740)            (93,221)           (100,660)
   Dividends paid to preferred stock shareholders                                  --                  --             (42,082)
   Proceeds from exercise of 65,000 warrants, net of related costs                 --              57,048                  --
   Registration costs of the Company's common stock                                --             (15,500)                 --
   Purchase of Company's common stock                                        (847,894)           (103,203)           (329,259)
   Purchase of limited partner interest                                            --                  --            (157,696)
                                                                         ------------        ------------        ------------
            Net cash provided by financing activities                       7,110,917           1,689,465          11,242,918
                                                                         ------------        ------------        ------------

            Net decrease in cash and cash equivalents                      (1,278,926)         (1,880,957)         (3,069,147)
Cash and cash equivalents, beginning of year                                2,264,308           4,145,265           7,214,412
                                                                         ------------        ------------        ------------
Cash and cash equivalents, end of year                                   $    985,382        $  2,264,308        $  4,145,265
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

                   JERRY'S FAMOUS DELI, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS




1.   ORGANIZATION, BASIS OF PRESENTATION AND SIGNIFICANT ACCOUNTING POLICIES:

Organization and Basis of Presentation

         The accompanying financial statements are comprised of the consolidated financial statements ("consolidated statements") which consist of Jerry's Famous Deli, Incorporated ("JFD--Inc."), a California corporation; JFD--Encino ("JFD--Encino"), a California limited partnership; and National Deli Corporation ("NDC"), a Florida corporation and wholly-owned subsidiary of JFD--Inc.
JFD--Inc. and JFD--Encino operate family oriented, full-service restaurants. NDC operates The Epicure Market ("Epicure"), which was acquired on April 1, 1998, and is a specialty gourmet market located in Miami Beach, Florida. These entities are collectively referred to as "Jerry's Famous Deli, Inc." or the "Company."

         JFD--Inc. includes nine Southern California restaurant locations:
Studio City (established in 1978), Encino (established in 1989), Marina del Rey (established in 1991), West Hollywood (established in 1994), Pasadena (established in February 1996), Westwood (established in June 1996), Sherman Oaks, Woodland Hills (purchased in July 1996) and Costa Mesa (established in August 1997). JFD-Inc. also includes the two Rascal House restaurants, located in Miami Beach (purchased in September 1996) and Boca Raton, Florida (established July 1, 1998).

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

         The Company operates primarily in the restaurant and gourmet market business, exclusively in the United States. All significant intercompany transactions and balances have been eliminated.

Reclassification

         Certain amounts in the previously presented consolidated financial statements have been reclassified to conform with the current period's presentation.


Significant Accounting Policies

CASH EQUIVALENTS

         Cash equivalents consist of highly liquid investments with an original maturity of three months or less when purchased and are carried at cost which approximates fair value.

INVENTORY

         Inventory primarily consists of food and beverage products and is stated at the lower of cost (first-in, first-out) or market.

PREOPENING COSTS

         Capitalized preopening costs include the direct incremental costs associated with the opening of a new restaurant. These are primarily costs incurred to develop new restaurant management teams and the food, beverage and supply costs incurred to perform testing of all equipment, concept systems and recipes. The amortization period historically was one year from the restaurant's opening date. In 1998, the Company adopted SOP 98-5 entitled "Reporting on the Costs of Startup Activities", which requires preopening costs to be expensed as incurred. The early adoption resulted in approximately $538,000 being expensed which would have been classified as amortization in 1998 and 1999, had the Company not adopted early. Accumulated amortization at December 31, 1997 was approximately $592,000.

         The Company's early adoption of the new SOP in 1998 requires the recognition of the cumulative effect of the change in accounting principle as a one-time charge against earnings, net of any related income tax effect, retroactive to January 1, 1998.

GOODWILL (EXCESS OF COSTS OVER NET ASSETS ACQUIRED)

         The excess of costs over net assets acquired, relating to the purchase of the Sherman Oaks, Woodland Hills, and Rascal House restaurants and Epicure, is amortized utilizing the straight-line method over 30 years and 25 years for the owned Rascal House and Epicure, respectively, and over the lives of the leases for Woodland Hills (15 years) and Sherman Oaks (18 years). The accumulated amortization at December 31, 1998 and 1997 was approximately $488,000 and $142,000, respectively. The Company periodically evaluates the recorded value of its operating assets, including goodwill, and recognizes impairments when the estimated future undiscounted cash flows from the use of the assets are less than the recorded values.

COVENANTS NOT TO COMPETE

         Covenants not to compete are amortized utilizing the straight-line method over the life of the agreement. For the purchases of the Sherman Oaks and Woodland Hills restaurants and Epicure, the agreement life is five years and for the purchase of the Rascal House restaurant, the respective agreement life is two years. Accumulated amortization at December 31, 1998 and 1997 was approximately $398,000 and $240,000, respectively.

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

         On July 1, 1998, the Company changed the estimated useful lives of certain restaurant equipment and furniture and fixtures from a five-year to an eight-year useful life and also recorded certain adjustments to depreciation totaling approximately $420,000. The change in estimated useful life was made to better reflect the years of benefit to be received from these assets which will also approximate industry practice. The following are the estimated useful lives:

              Land  improvements ...............         15 years
              Buildings and improvements .......         30 years
              Computer equipment ...............        3-4 years
              Transportation equipment .........          5 years
              Fixtures and equipment ...........        4-8 years
              Leasehold improvements ...........       4-20 years

ORGANIZATION COSTS

         Capitalized organization costs were previously amortized on a straight-line basis over five years. The adoption of SOP 98-5, as discussed above, is also applicable to organization costs. As such, the Company has written off the unamortized balance of organization costs totaling approximately $92,000 at January 1, 1998. Accumulated amortization at December 31, 1997 was approximately $31,000.

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

DEFERRED RENT

         Deferred rent represents the excess of rent expense charged to operations as compared to the actual cash payments made since inception of the lease, which include increases over the term of the agreements. These credits will be recognized on a straight-line basis over the lives of the leases.

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

ADVERTISING

         Advertising costs are expensed as incurred. Advertising expense for the years ended December 31, 1998, 1997 and 1996 was approximately $254,000, $135,000 and $189,000, respectively.

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

IMPACT OF RECENT ACCOUNTING PRONOUNCEMENTS

         SFAS 133, Accounting for Derivative Instruments and Hedging Activities

         This Statement is not applicable to the Company for the year ended December 31, 1998.

NET INCOME PER SHARE

         In February 1997, the FASB issued (SFAS) No. 128, "Earnings Per Share." SFAS No. 128 supersedes and simplifies the previous computational guidelines under Accounting Principles Board Opinion ("APB") No. 15, "Earnings Per Share." Among other changes, SFAS No. 128 eliminates the presentation of primary EPS and replaces it with basic EPS for which common stock equivalents are not considered in the computation. It also revises the computation of diluted EPS.

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

     On February 18, 1998, the Company acquired a long-term ground lease of an 11,000 square foot restaurant property located in Boca Raton, Florida. Under the agreement, the Company acquired the restaurant equipment and other personal property located on the premises, and the seller's liquor license for the restaurant, for a total purchase price of approximately $1.8 million. The Company closed the facility until July 1, 1998, when it reopened as a second Rascal House restaurant.

     On April 1, 1998, the Company acquired certain assets (equipment and inventory) and the operations of The Epicure Market in Miami Beach, Florida, a family-owned specialty gourmet market which has been in operation over 50 years. The total purchase price was approximately $7.1 million in cash and 934,509 shares of the Company's common stock valued at $2,395,147. The funding of the purchase came primarily from the utilization of available lines of credit and issuance of the Company's common stock. The acquisition was accounted for as a purchase, and, accordingly, the purchase price was allocated to the net assets acquired based on their fair market values at the date of acquisition. The unaudited pro forma data is based on available information and certain assumptions regarding the allocation of purchase price, which could change significantly based on the realization value of certain assets and potential additional transaction costs, if any, and other analysis.

     The following summarized, unaudited pro forma results of operations for the years ended December 31, 1998 and 1997 assume the purchase of assets and operations of Epicure had occurred as of the beginning of the respective periods.

                                                                 PRO FORMA            PRO FORMA
                                                                YEAR ENDED           YEAR ENDED
                                                             DECEMBER 31, 1998    DECEMBER 31, 1997
                                                             -----------------    -----------------
                                                             (IN THOUSANDS, EXCEPT PER SHARE DATA)
Revenues...................................................       $70,729             $70,017
Net income.................................................       $   108             $   975
Net income per share - Basic...............................       $  0.01             $  0.07
Net income per share - Diluted.............................       $  0.01             $  0.07

 3. STOCK OFFERINGS AND EQUITY

  Common Stock

     In March 1995, the Company and the shareholder completed a private placement, issuing 1,056,250 shares of common stock, at a price of $4.00 per share. From the above 1,056,250 shares of common stock, the shareholder sold 125,000 shares. The net proceeds to the Company of $3,289,000 (net of issuance costs of $436,000) were used to pay down certain debt and current operating liabilities.

     On October 20, 1995, an initial public offering of common stock of the Company (the "common stock") was completed. Of the shares of common stock offered thereby, 1,700,000 shares were sold by the Company and 400,000 shares were sold by The Starkman Family Trust (the "Selling Shareholder"). An additional 1,096,250 shares of common stock owned by certain non-affiliated shareholders (the "Non-Affiliated Selling Security Holders") and one independent director of the Company (the "Selling Director") were concurrently registered with the above referenced shares offered by the Company and the Selling Shareholder, but not through the underwriters, and were also eligible for sale following the offering.

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

     In April 1998, the Company issued 934,509 shares of common stock valued at $2,395,147 in conjunction with the purchase of Epicure. From September 21, 1998 to December 16, 1998, the Company purchased and subsequently retired 635,762 shares of its own common stock for market prices ranging between $.88 and $1.47 per share.

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

     On August 22, 1996, the Company entered an agreement with Waterton Management LLC ("Waterton") for the purpose of raising additional capital to support further growth. Under the agreement with Waterton, the Company granted Waterton an option, subject to certain conditions, to purchase, directly or through one or more of its affiliates, a maximum of 19,000 Series A Preferred Shares of the Company ("Series A Preferred shares") at a purchase price of $1,000 per share and a maximum 205,833 common stock purchase warrants (the "Warrants") for nominal consideration. The Company completed the sale to Yucaipa Waterton Deli Investors, LLC ("Yucaipa") of 6,000 Series A Preferred Shares and a Warrant for 65,000 shares on August 30, 1996, resulting in net proceeds of approximately $5,537,000. On November 8, 1996, Waterton designated Jerry's Investors, LLC ("JILLC") to exercise its right to purchase an additional 6,000 Preferred shares and a warrant for 65,000 shares of common stock (as to which JILLC designated Waterton as holder), resulting in net proceeds of approximately $5,455,000. A substantial majority of the proceeds of the sale of Series A Preferred Shares was used for the acquisition of "Wolfie Cohen's Rascal House," and to renovate the Woodland Hills and Costa Mesa restaurant properties.

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

 4. PROPERTY AND EQUIPMENT

     Property and equipment consist of the following:

                                                                  DECEMBER 31,
                                                           ---------------------------
                                                               1998           1997
                                                           ------------    -----------
Land improvements........................................  $     61,149    $    59,508
Buildings and improvements...............................     7,209,444      6,984,415
Leasehold improvements...................................    16,578,647     13,343,547
Fixtures and equipment...................................    14,446,726     11,754,738
Transportation equipment.................................       115,741         91,655
                                                           ------------    -----------
                                                             38,411,707     32,233,863
Less: Accumulated depreciation and amortization..........   (11,606,417)    (8,542,556)
Land.....................................................     6,552,065      5,925,089
Construction-in-progress.................................       177,432        219,133
                                                           ------------    -----------
                                                           $ 33,534,787    $29,835,529
                                                           ============    ===========

 5. LONG-TERM DEBT

     Long-term debt consists of the following:

                                                                   DECEMBER 31,
                                                             -------------------------
                                                                1998           1997
                                                             -----------    ----------
Note payable and line-of-credit with a bank; collateralized
  by machinery, equipment and inventory; interest at
  Eurodollar rate plus variable margin; 8.5% at December
  31, 1998; due September 2003.............................  $10,000,000    $       --
Note payable and line-of-credit to a bank; collateralized
  by the Pasadena property; interest rate at bank's
  reference rate plus 1.0%; 8.75% at December 31, 1998; due
  April 2001...............................................    1,630,000       775,000
Note payable to a bank; collateralized by machinery,
  equipment, inventory and receivables; interest rate at
  bank's reference rate plus 1.5%; 9.75% at December 31,
  1997.....................................................           --     1,931,815
Note payable to a bank; collateralized by real property;
  interest rate at 9.39% at December 31, 1998; due August
  2004.....................................................    2,277,778     2,444,444
Note collateralized by transportation vehicles and
  guaranteed by the principal shareholder; interest rate at
  9%; due September 1998...................................           --         3,145
Notes collateralized by transportation vehicles; interest
  rate at 5.9%; due November 2002..........................       30,175        37,880
Notes collateralized by real property; monthly interest
  payments at interest rate of 9%; principal due March
  2001.....................................................    3,250,000     3,250,000
                                                             -----------    ----------
                                                              17,187,953     8,442,284
Less: Current maturities...................................    1,279,371       752,063
                                                             -----------    ----------
          Total long-term debt.............................  $15,908,582    $7,690,221
                                                             ===========    ==========

     In September 1998, the Company entered into a new Credit Facility with BankBoston, N.A. The agreement includes a $9,000,000 term loan and a $6,000,000 revolving line of credit. In conjunction with the agreement, the Company paid off certain existing debt with the proceeds from the term loan. The term loan and revolver mature five years from inception and bear interest at the Eurodollar rate plus a variable interest margin totaling approximately 8.5% at December 31, 1998. The debt is collateralized by assets of the Company and includes certain financial covenants.

     Of the Company's aggregate $2,800,000 revolving line of credit from Bank of America available at December 31, 1995, $2,500,000 was converted in September 1996 to a term loan, $300,000 paid in August 1996 and the remaining balance paid off in September 1998. The Company utilized its $965,000 revolving line of credit with United Mizrahi Bank in conjunction with the purchase of Epicure.

     The Company entered into a $4,000,000 line of credit agreement with Bank Leumi USA in October 1997. The Company also entered into a $2,000,000 line of credit agreement with Bank of America in October 1997. There were no outstanding balances on either of these credit facilities at December 31, 1997. On September 11, 1998, both lines of credit were repaid with proceeds received from the new credit facility with BankBoston, N.A.

     Fair values were estimated based on quoted market prices, where available, or on current rates offered to the Company for debt with similar terms and maturities. At December 31, 1998 and 1997, the fair value of the Company's financial instruments approximates carrying value.

     The following are future maturities of long-term debt for each of the remaining five years ending December 31 and in total thereafter:

1999..........................    $ 1,279,371
2000..........................      1,869,373
2001..........................      7,289,371
2002..........................      3,098,729
2003..........................      2,206,667
Thereafter....................      1,444,442
                                  -----------
          Total...............    $17,187,953
                                  ===========

     The term loan and line of credit require the Company to maintain certain financial covenants, the most restrictive including the maintenance of (a) minimum fixed charge, (b) minimum interest coverage, (c) maximum leverage ratio,
(d) dividend restrictions, and (e) minimum debt service coverage ratio.

 6. COMMITMENTS AND CONTINGENCIES

     The Company leases nine of its facilities and its corporate offices under non-cancelable operating leases, of which certain leases are guaranteed by the principal shareholder. Rental expense for the years ending December 31, 1998, 1997 and 1996 was $3,281,949, $2,671,479 and $1,954,837, respectively. Certain leases contain fixed escalation clauses and rent under these leases is charged ratably over the term of the lease. A number of leases also provide for percentage rent on sales above a specified minimum. The following are the future minimum base rental payments under operating leases for each of the next five years ending December 31 and in total thereafter:

1999..........................    $ 3,117,716
2000..........................      3,080,124
2001..........................      3,094,516
2002..........................      3,104,416
2003..........................      2,577,649
Thereafter....................     16,448,770
                                  -----------
          Total...............    $31,423,191
                                  ===========

     Rental payments made to related parties for the years ending December 31, 1998, 1997 and 1996 were approximately $921,000, $652,000 and $604,000, respectively. At December 31, 1998, the Company had future minimum payments due to related parties of $10,881,000.

     The Company has five operating leases which contain provisions for specified annual increases. Rent expense for these locations has been calculated on a straight-line basis over the term of the leases. A deferred credit has been established at December 31, 1998 and 1997 for the difference between the amount charged to expense and the amount paid. The deferred credit will be amortized on a straight-line basis over the lives of the leases.

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

7. INCOME TAXES

     The significant components of income tax provision (benefit) attributable to operations are summarized as follows:

                                                    1998         1997         1996
                                                  ---------    ---------    ---------
Income tax provision (benefit)..................  $ (65,119)   $ 134,005)   $ 284,184
Tax effect of cumulative change in accounting
  principle.....................................    (65,162)          --           --
                                                  ---------    ---------    ---------
          Total.................................  $(130,281)   $ 134,005    $ 284,184
                                                  =========    =========    =========

                                                    1998         1997         1996
                                                  ---------    ---------    ---------
Federal:
  Current tax provision.........................  $ 141,839    $ 503,551    $ 325,429
  Deferred tax benefit..........................   (471,779)    (443,431)    (120,292)
                                                  ---------    ---------    ---------
                                                   (329,940)      60,120      205,137
State:
  Current tax provision.........................     40,271      113,143      117,115
  Deferred tax provision (benefit)..............    159,388      (39,258)     (38,068)
                                                  ---------    ---------    ---------
                                                    199,659       73,885       79,047
                                                  ---------    ---------    ---------
          Total.................................  $(130,281)   $ 134,005    $ 284,184
                                                  =========    =========    =========

     The effects of temporary differences and other items that give rise to deferred tax assets and deferred tax liabilities as of December 31, 1998 and 1997, respectively, are comprised of the following:

                                                                1998         1997
                                                              ---------    ---------
Current deferred tax assets
  State tax current year provision..........................  $  13,692    $  36,613
  Accounts receivable.......................................        708        3,652
  Vacation accrual..........................................     41,787       26,477
  Deferred rent.............................................    196,004           --
  Accrued worker's compensation and other...................     17,136      113,526
     Deferred tax liabilities...............................         --     (117,205)
                                                              ---------    ---------
     Current deferred tax assets, net.......................  $ 269,327    $  63,063
                                                              =========    =========
Non-current deferred tax assets
  Property and Equipment....................................         --      411,019
  Intangible assets.........................................    643,252       70,102
  FICA Tip Credit...........................................    481,222      278,617
  AMT Credit Carryforward...................................    373,457           --
  NOL Carryforward..........................................     44,235           --
Non-current deferred tax liabilities
  Property and Equipment....................................   (754,518)          --
  Other.....................................................   (157,847)     (33,755)
                                                              ---------    ---------
     Non-current deferred tax assets, net                     $ 629,801    $ 725,983
                                                              =========    =========

     The balance of the deferred tax assets should be realized through future operating results, the reversal of taxable temporary differences and tax planning strategies.

     The AMT carryforward has an indefinite carryforward period. The NOL carryforward expires through 2018.

     The provision for income taxes at the Company's effective rate differed from the provision for income taxes at the statutory rate as follows:

                                                        YEARS ENDED DECEMBER 31,
                                                   ----------------------------------
                                                     1998         1997         1996
                                                   ---------    ---------    --------
Federal income tax expense (provision) at the
  statutory rate.................................  $(133,939)   $ 237,040    $293,385
State income taxes, net of federal income tax
  benefit........................................    131,775       48,764      52,171
FICA credit......................................   (133,719)    (150,801)    (61,849)
Permanent differences............................      8,984        2,930         477
Other............................................     (3,382)      (3,928)         --
                                                   ---------    ---------    --------
Income tax provision (benefit)...................  $(130,281)   $ 134,005    $284,184
                                                   =========    =========    ========

 8. SUPPLEMENTAL CASH FLOW INFORMATION

                                                        YEARS ENDED DECEMBER 31,
                                                  -------------------------------------
                                                     1998          1997         1996
                                                  ----------    ----------    ---------
Supplemental cash flow information:
  Cash paid for:
     Interest...................................  $1,295,710    $  650,580    $ 489,734
     Income taxes...............................  $  223,000    $  432,500    $ 732,603
  Supplemental information on noncash investing
     and financing activities:
     Common Stock issued in purchase of
       Epicure..................................  $2,395,147            --           --
     Preferred Stock converted into common
       stock....................................          --    $9,153,000           --
     Building purchase under a collateralized
       note.....................................          --                  $3,250,00
     Increase in deferred costs capitalized to
       construction-in-progress or leasehold
       improvements.............................          --            --       57,031
     Issuance of 200,000 common shares in
       connection with a consulting agreement...          --       450,000           --
     Reallocation of purchase price on Florida
       property and land........................          --     1,950,000           --
     Write-off of fully depreciated capital
       leases, equipment and leasehold
       improvements.............................          --       268,000           --
     Accrual of preferred stock dividends.......          --            --    $ 184,566
     Lease options paid in 1995 and exercised in
       1996 in conjunction with purchase of
       restaurant...............................          --            --    $  55,000

 9. STOCK OPTION PLAN

     The 1995 Stock Option Plan (the "Plan") is designed to attract, retain and reward managerial and other key employees and non-employee directors and strengthen the mutuality of interests between the Plan's participants and the Company's stockholders. Stock options generally are granted at an exercise price equal to the fair market value of the shares on the date of grant and are exercisable at the rate of one-third per year beginning one year from the date of grant. Stock options generally expire ten years from the date of grant. From October 20, 1995 through December 31, 1998, incentive stock option grants under the Plan, to acquire 1,213,900 shares, were made to certain officers, directors and key employees at exercise prices ranging from $1.97 to $8.00 per option. In January 1997, the Company under its stock option plan canceled 173,500 options previously issued at $9.00 and $8.50 per share and reissued replacement options exercisable at $4.50 and $4.95 per share. All these options were outstanding at December 31, 1998 and 824,033 were exercisable.

     The Plan also provides for the grant of stock options to non-employee directors of the Company without any action on the part of the Board or the Board Committee. Each non-employee director shall automatically receive non-qualified options to acquire 5,000 shares of common stock upon appointment and shall receive options to acquire an additional 2,000 shares of common stock for each additional year that such director continues to serve on the Board of Directors. Each option becomes 50% exercisable on each the first and second anniversary dates of the grant and expires ten years from the date of the grant. Accordingly, on October 20, 1995, options for 5,000 shares were granted to each of the Company's two non-employee directors at an exercise price of $6.00 per share. Furthermore, on May 27, 1997, an additional 2,000 options were granted to these directors at an exercise price of $2.50 per share. Also, on May 27, 1998, an additional 2,000 options were granted to these directors at an exercise price of $1.97 per share. All these options were outstanding at December 31, 1998 and 12,000 options were exercisable.

                                                      Weighted Average
              Shares Under Option          Shares      Exercise Price
              -------------------          -------    ----------------
              Outstanding at
                 December 31, 1995         407,000       $    6.44
              Granted ............         242,700       $    8.16
              Exercised ..........              --              --
              Canceled ...........              --              --
                                         ---------
              Outstanding at
                 December 31, 1996         649,700       $    7.08
              Granted ............         375,200       $    3.63
              Exercised ..........              --              --
              Canceled ...........         191,000       $    8.87
                                         ---------
              Outstanding at
                 December 31, 1997         833,900       $    5.12
              Granted ............         189,000       $    2.55
              Exercised ..........              --              --
              Canceled ...........          12,000       $    5.85
                                         ---------
              Outstanding at
                 December 31, 1998       1,010,900       $    4.63
                                         =========       =========
              Exercisable at
                 December 31, 1998         824,033       $    3.87
                                         =========       =========

     At December 31, 1998, the 1,010,900 outstanding shares under option have a range of exercises prices from $1.97 to $8.00 and a weighted average contractual life of 6.4 years.

     The Company has adopted the disclosure-only provision of SFAS No. 123 and will continue to use the intrinsic value based method of accounting prescribed by Accounting Principles Board (APB) Opinion No. 25, "Accounting for Stock Issued to Employees." Accordingly, since options were granted to managerial and other key employees with an option price equal to the grant date market value of the Company's common stock, no compensation cost has been recognized for the stock option plans. Had compensation cost for the Company's stock option plans been determined based on the fair value of the option at the grant dates in 1998, 1997 and 1996 consistent with the provisions of SFAS No. 123, the Company's net earnings and earnings per share would have been reduced by approximately $389,000 or $0.03 per share in 1998, $502,000 or $0.04 per share in 1997 and $555,000 or $0.06 per share in 1996. These pro forma amounts may not be representative of future disclosures because the estimated fair value of stock option is amortized to expense over the vesting period, and additional options may be granted in future years:

     The fair value of each option grant issued in 1998, 1997 and 1996 is estimated at the date of grant using the Black-Scholes option-pricing model with the following weighted average assumptions: (a) exercise prices were equal to the fair market value on the grant date or the day before; (b) a risk-free interest rate based on US Zero Coupon Bonds; (c) no dividend yield on the Company's stock; (d) expected option lives vary from four to ten years; and (e) an expected volatility of 63.49% and 83.27%, and 65,01% respectively, of the Company's stock.

10.  RELATED-PARTY TRANSACTIONS

         During 1995 and 1994 the principal shareholder's family partnership, the Starkman Family Partnership, ("family partnership") purchased properties in Westwood, California for the construction of a new restaurant. The Company has been paying lease payments of approximately $35,000 per month in 1998, 1997 and 1996, respectively, to the family partnership. The Company has a two-year option to purchase the Westwood properties at the then current fair market value and a seven-year right of first refusal on either or both of these properties.

         The Company pays monthly rental payments in the amount of $16,000 to the family partnership for use of three properties adjacent to the West Hollywood restaurant. Two of these properties are used as parking lots and the third property has additional parking and a building used as a private bar and lounge.

         On March 28, 1997, the Company announced that Kenneth Abdalla had assumed the office of President on an interim basis with the specific objective of assisting in the execution of the Company's acquisition and expansion strategy. In connection therewith, the Company entered into a consulting agreement with Kenneth Abdalla and a company affiliated with him for services to be provided to the Company through June 1999 in consideration for 200,000 shares of common stock to Kenneth Abdalla and $600,000 to his affiliated company

         Epicure pays monthly rental payments in the amount of $400,000 per year to a Company which includes relatives of the previous owners.

11.  SUBSEQUENT EVENTS

         The Company is currently in escrow in the sale of its Pasadena facility. The sale is anticipated to close escrow in May 1999 and the Company does not anticipate any gain or loss. There are still contingencies related to the sale, and thus there is no assurance that the sale will ultimately occur.

         In January 1999, the Company entered into a license agreement with CA One Services, Inc., a well known national food operator, to license the "Wolfie Cohen's Rascal House" concept for one shopping mall food court in Naples, Florida. The facility opened on March 23, 1999.

         In March 1999, the Company finalized documentation on its first 401(k) Plan (the "Plan"). The Plan, which will cover substantially all employees, will have certain requirements, including minimum age, hours worked, and length of service. The Company may make discretionary contributions to the Plan based on operating results, but will not be required to do so. The Plan should be implemented by May 1, 1999.

12. SELECTED QUARTERLY FINANCIAL DATA (UNAUDITED)

     Selected, summarized quarterly financial data for the four quarters of fiscal year ended December 31, 1998 and 1997 are as follows:

                                                       FIRST     SECOND      THIRD     FOURTH
                                                      -------    -------    -------    -------
                                                       (IN THOUSANDS, EXCEPT PER SHARE DATA)
1998
  Revenues..........................................  $14,265    $16,095    $17,201    $19,023
  Gross Profit......................................    9,881     10,755     11,380     12,160
  Net income (loss) before cumulative effect of
     accounting change..............................      185        108         10       (435)
  Cumulative effect of change in accounting
     principle......................................     (132)        --         --         --
                                                      -------    -------    -------    -------
  Net Income (Loss).................................       53        108         10       (435)
  Net Income (Loss) Per Share -- before change in
     accounting principle -- Basic and diluted......  $  0.01    $  0.01    $  0.00    $ (0.03)
  Cumulative effect of change in accounting
     principle......................................  $ (0.01)        --         --         --
  Net Income (Loss) Per Share -- Basic and
     diluted........................................  $  0.00    $  0.01    $  0.00    $ (0.03)
1997
  Revenues..........................................  $14,812    $13,026    $13,797    $14,784
  Gross Profit......................................   10,433      8,991      9,394     10,087
  Net Income (Loss).................................      406        154        104       (101)
  Net Income (Loss) Per Share -- Basic and
     diluted........................................  $  0.04    $  0.01    $  0.00    $ (0.01)

  Common Stock Data

                                                              FIRST    SECOND    THIRD    FOURTH
                                                              -----    ------    -----    ------
1998
  Price range:
     High...................................................   $3 1/2    $2 5/8   $2 1/32   $1 5/8
     Low....................................................   $2 1/4    $1 11/16 $ 27/32   $ 19/32
1997
  Price range:
     High...................................................   $5 3/8    $3 3/4   $4 5/8    $4
     Low....................................................   $3 3/8    $2 1/16  $2 1/16   $2

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     None.

                                    PART III


ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

               The information required by this Item with respect to directors and compliance with Section 16(a) of the Securities Exchange Act of 1934 is incorporated herein by reference to the information contained in the Proxy Statement relating to the Annual Meeting of Shareholders to be held on May 25, 1999 which will be filed with the Securities and Exchange Commission no later than 120 days after the close of the year ended December 31, 1999. Information with respect to executive officers is included in Part I of this Form 10-K.

ITEM 11.  EXECUTIVE COMPENSATION

               The information required by this Item is incorporated herein by reference to the information contained in the Proxy Statement relating to the Annual Meeting of Shareholders to be held on May 25, 1999, which will be filed with the Securities and Exchange Commission no later than 120 days after the close of the year ended December 31, 1998.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

               The information required by this Item is incorporated herein by reference to the information contained in the Proxy Statement relating to the Annual Meeting of Shareholders to be held on May 25, 1999, which will be filed with the Securities and Exchange Commission no later than 120 days after the close of the year ended December 31, 1998.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

               The information required by this Item is incorporated herein by reference to the information contained in the Proxy Statement relating to the Annual Meeting of Shareholders to be held on May 25, 1999, which will be filed with the Securities and Exchange Commission no later than 120 days after the close of the year ended December 31, 1998.


                                     PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

               (a)(1) List of Financial Statements

                      The consolidated financial statements are filed as Item 8 of Part II of this Form 10-K.

               (a)(2) List of Financial Statement Schedules

                      None.

               (a)(3) List of Exhibits

 Exhibit
  Number                              Description
 -------                              -----------
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

     4.5        Form of Underwriter's Warrant, incorporated by reference to
                Exhibit 4.2 of the 1995 Registration Statement.

    10.1        Form of Employment Agreement of Isaac Starkman, dated June 1,
                1995, incorporated by reference to Exhibit 10.1 of the 1995
                Registration Statement.

    10.2        Form of Employment Agreement of Guy Starkman, dated June 1,
                1995, incorporated by reference to Exhibit 10.2 of the 1995
                Registration Statement.

    10.3        Form of Employment Agreement of Jason Starkman, dated June 1,
                1995, incorporated by reference to Exhibit 10.3 of the 1995
                Registration Statement.

    10.4        Amendment and Extension of Employment Agreement of Isaac
                Starkman, dated as of July 1, 1997, incorporated by reference to
                Exhibit 10.1 of the 1995 Registration Statement.

    10.5 Amendment and Extension of Employment Agreement of Guy Starkman, dated as of July 1, 1997, incorporated by reference to Exhibit
                10.2 of the 1995 Registration Statement.

    10.6        Amendment and Extension of Employment Agreement of Jason
                Starkman, dated as of July 1, 1997, incorporated by reference to
                Exhibit 10.3 of the 1995 Registration Statement.

    10.7 Form of Indemnification Agreement with officers and directors, incorporated by reference to Exhibit 10.5 of the Registration
                Statement.

    10.8 Jerry's Famous Deli, Inc. Stock Option Plan, incorporated by reference to Exhibit 10.6 of the

 Exhibit
  Number                              Description
 -------                              -----------
                Registration Statement.

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

    10.22       Corporate Office Leases, incorporated by reference to Exhibit
                10.21 of the Registration Statement.

    10.23 Amendment to the Corporate Offices Lease, incorporated by reference to Exhibit 10.22 of the Registration Statement.

    10.24       Intentionally omitted.

    10.25       Amendment to United Mizrahi Bank Loan Agreement dated March 1,
                1996, incorporated by reference to Exhibit 10.26 of the 1995
                10-K.

 Exhibit
  Number                              Description
 -------                              -----------
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

 Exhibit
  Number                              Description
 -------                              -----------
                September 9, 1996.

    10.40       Consulting Agreement dated March 27, 1997 between Kenneth J.
                Abdalla, Waterton Management, LLC and Jerry's Famous Deli, incorporated by reference to Exhibit 10.39 of the 1996 10-K.

    10.41       Revolving Credit and Term Loan Agreement, dated as of October
                27, 1997, by and between Jerry's Famous Deli, Inc. and Bank
                Leumi USA, incorporated by reference to the Company's 1997 10-K.

    10.42 Asset Purchase Agreement, dated January 21, 1998, by and between the company and California Pizza Kitchen, Inc. relating to Boca
                Raton restaurant acquisition, incorporated by reference to the Company's 1997 10-K.

    10.43 Standard Form Ground Lease Agreement, dated April 7, 1993, as amended by the First Amendment to Lease dated April 23, 1993, by and between Erwin and Erwin and California Pizza Kitchen, Inc., together with Second Amendment to Lease, dated February 19,
                1998, by and between Erwin and Erwin and the Company, incorporated by reference to the Company's 1997 10-K.

    10.44 Credit agreement, dated as of September 11, 1998, by and between Jerry's Famous Deli, Inc. and BankBoston, N.A, incorporated by reference to the Company's quarter ended September 30, 1998
                10-Q.

    21.1        Subsidiaries

    23.0        Consent of PricewaterhouseCoopers LLP

    27          Financial Data Schedule


                (b) The Company filed no Reports on Form 8-K during the last quarter of 1998.

                                   SIGNATURES

       Pursuant to the requirements of the Securities Exchange Act of 1934 the registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Los Angeles, State of California, on March 30, 1999.

                                  JERRY'S FAMOUS DELI, INC.



                               By: /s/ ISAAC STARKMAN
                                  ----------------------------------------
                                  Isaac Starkman, Chief Executive Officer




         Signature                                 Capacity                                       Date
         ---------                                 --------                                       ----
    /s/  Isaac Starkman
--------------------------------          Director, Chief Executive                          March 30, 1999
 Isaac Starkman                           Officer and Chairman of the Board



    /s/  Kenneth Abdalla                  President and Director                             March 30, 1999
--------------------------------
Kenneth Abdalla


   /s/  Guy Starkman                      Vice President and Director                        March 30, 1999
--------------------------------
Guy Starkman


   /s/  Jason Starkman                    Vice President and Director                        March 30, 1999
--------------------------------
 Jason Starkman


   /s/  Christina Sterling                Chief Financial Officer and                        March 30, 1999
---------------------------------         Principal Accounting Officer
Christina Sterling


   /s/  Paul Gray                         Director                                           March 30, 1999
---------------------------------
Paul Gray

   /s/  Stanley Schneider                 Director                                           March 30, 1999
---------------------------------
Stanley Schneider