Form 10-Q
period 1999-03-31
JERRYS FAMOUS DELI INC
filed 1999-05-12
CIK 948308

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D. C. 20549
                                    FORM 10-Q


(MARK ONE)
[X[ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended March 31, 1999

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

            For the transition period from ___________ to __________


                          Commission File No. 33-94724


                            JERRY'S FAMOUS DELI, INC.
-------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)


          California                                     95-3302338
-------------------------------             ------------------------------------
(State or Other Jurisdiction of             (I.R.S. Employer Identification No.)
Incorporation or Organization)


        12711 Ventura Boulevard, Suite 400, Studio City, California 91604
--------------------------------------------------------------------------------
                    (Address of Principal Executive Offices)


                                 (818) 766-8311
--------------------------------------------------------------------------------
              (Registrant's Telephone Number, Including Area Code)


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

                      APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date. As of May 1, 1999, outstanding common shares totaled 14,167,503.

                            JERRY'S FAMOUS DELI, INC.

                                      INDEX


                                                                                                   Page
                                                                                                  Number

                         PART I - FINANCIAL INFORMATION


Item 1.  Consolidated Financial Statements

         Consolidated Balance Sheets as of March 31, 1999 and December 31, 1998..................     2

         Consolidated Statements of Operations for the Three Months Ended
         March 31, 1999 and March 31, 1998.......................................................     3

         Consolidated Statements of Cash Flows for the Three Months Ended
         March 31, 1999 and March 31, 1998.......................................................     4

         Notes to Consolidated Financial Statements..............................................     5

Item 2.  Management's Discussion and Analysis of Financial Condition and

         Results of Operations

         Results of Operations...................................................................     7

         Liquidity and Capital Resources.........................................................     9

Item 3.  Quantitative and Qualitative Disclosure About Market Risk...............................     9


                           PART II - OTHER INFORMATION

Items 1. through 6...............................................................................     9

Signatures.......................................................................................    10


                            JERRY'S FAMOUS DELI, INC.
                           CONSOLIDATED BALANCE SHEETS


                                                                                  March 31,       December 31,
                                                                                    1999              1998
                                                                                 -----------      ------------

ASSETS

Current assets
   Cash and cash equivalents                                                     $ 1,578,207      $   985,382
   Accounts receivable, net                                                          424,471          424,400
   Inventory                                                                       1,323,499        1,394,899
   Prepaid expenses                                                                  482,904          449,737
   Deferred income taxes                                                             269,327          269,327
   Prepaid income taxes                                                               61,334          267,321
                                                                                 -----------      -----------
           Total current assets                                                    4,139,742        3,791,066

Property and equipment, net                                                       33,467,349       33,534,787

Deferred income taxes                                                                629,801          629,801
Goodwill and covenants not to compete                                              9,576,254        9,701,723
Other assets                                                                       1,292,853        1,335,331
                                                                                 -----------      -----------
           Total assets                                                          $49,105,999      $48,992,708
                                                                                 ===========      ===========

LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities
   Accounts payable                                                              $ 3,183,199      $ 3,099,839
   Accrued expenses                                                                1,865,931        1,411,457
   Sales tax payable                                                                 414,520          421,897
   Current portion of long-term debt                                               1,171,871        1,279,371
                                                                                 -----------      -----------
            Total current liabilities                                              6,635,521        6,212,564

Long-term debt                                                                    15,556,164       15,908,582
Deferred rent                                                                        462,138          457,525
                                                                                 -----------      -----------
           Total liabilities                                                      22,653,823       22,578,671

Minority interest                                                                    596,366          554,899

Equity
   Preferred stock Series A, no par, 5,000,000 shares authorized;
      no shares issued or outstanding at March 31, 1999 or
      December 31, 1998                                                                 --               --
   Common stock, no par value, 60,000,000 shares authorized,
      14,850,302 and 14,508,902 issued and outstanding at
      March 31, 1999 and December 31, 1998, respectively                          24,755,418       25,271,737
   Equity                                                                          1,100,392          587,401
                                                                                 -----------      -----------
           Total equity                                                           25,855,810       25,859,138
                                                                                 -----------      -----------

           Total liabilities and shareholders' equity                            $49,105,999      $48,992,708
                                                                                 ===========      ===========




              The accompanying notes are an integral part of these
                       consolidated financial statements.

                            JERRY'S FAMOUS DELI, INC.
                      CONSOLIDATED STATEMENTS OF OPERATIONS


                                                                    Three Months Ended March 31,
                                                                  ------------------------------
                                                                      1999               1998
                                                                  -----------       ------------
Revenues                                                         $ 19,587,393       $ 14,264,685
Cost of sales                                                       6,822,682          4,384,184
                                                                 ------------       ------------
      Gross profit                                                 12,764,711          9,880,501

Operating expenses
   Labor                                                            6,862,750          5,152,587
   Occupancy and other                                              2,414,935          2,058,298
   Occupancy - related party                                          259,986            160,518
General and administrative expenses                                 1,216,125          1,096,654
Depreciation and amortization expenses                                871,041            967,821
                                                                 ------------       ------------
      Total expenses                                               11,624,837          9,435,878
                                                                 ------------       ------------

      Income from operations                                        1,139,874            444,623

Other income (expense)
   Interest income                                                      5,845             17,082
   Interest expense                                                  (358,959)          (192,572)
                                                                 ------------       ------------
      Income before items below                                       786,760            269,133

Provision for income taxes                                            205,987             58,383
Minority interest                                                      67,782             25,872
                                                                 ------------       ------------
Income before cumulative effect of change in
   accounting principle                                               512,991            184,878

Cumulative effect of change in accounting principle,
   net of tax benefit of $65,162                                         --             (132,299)
                                                                 ------------       ------------

      Net income                                                 $    512,991       $     52,579
                                                                 ============       ============


Net income per share before cumulative effect of change in
   accounting principle applicable to common stock - Basic
   and Diluted                                                   $       0.04       $       0.01
Cumulative effect of change in accounting principle - Basic
   and Diluted                                                           --                (0.01)
                                                                 ------------       ------------
Net income per share applicable to common stock - Basic
   and Diluted                                                   $       0.04       $       0.00
                                                                 ============       ============


Weighted average common shares outstanding - Basic                 14,451,769         14,210,155
                                                                 ============       ============
Weighted average common shares outstanding - Diluted               14,480,964         14,344,741
                                                                 ============       ============



              The accompanying notes are an integral part of these
                       consolidated financial statements.

                            JERRY'S FAMOUS DELI, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS


                                                                               Three Months Ended March 31,
                                                                              ------------------------------
                                                                                  1999              1998
                                                                              -----------       -----------
Cash flows from operating activities:

   Net income                                                                 $   512,991       $    52,579
                                                                              -----------       -----------
   Adjustments to reconcile net income to net cash provided by (used in)
      operating activities
      Cumulative effect of change in accounting principle                            --             132,299
      Depreciation and amortization                                               871,041           967,821
      Minority interest                                                            67,782            25,872
      Changes in assets and liabilities
         Accounts receivable                                                          (71)           59,305
         Inventory                                                                 71,400           115,200
         Prepaid expenses                                                         (33,167)          407,161
         Prepaid income taxes                                                     205,987            48,383
         Other assets                                                               4,378           (56,395)
         Accounts payable                                                          83,360          (315,875)
         Accrued expenses                                                         433,555          (187,889)
         Sales tax payable                                                         (7,377)          (33,860)
         Deferred credits                                                          25,532              --
                                                                              -----------       -----------

            Total adjustments                                                   1,722,420         1,161,022
                                                                              -----------       -----------

            Net cash provided by operating activities                           2,235,411         1,214,601
                                                                              -----------       -----------

Cash flows from investing activities:
   Additions to equipment                                                        (265,034)         (256,340)
   Additions to improvements - land, building and leasehold                      (345,251)         (242,379)
   Additions to construction-in-progress                                          (29,749)       (2,426,629)
                                                                              -----------       -----------

            Net cash used in investing activities                                (640,034)       (2,925,348)
                                                                              -----------       -----------

Cash flows from financing activities:
   Borrowings from credit facility                                                   --           6,965,000
   Payments on long-term debt                                                    (459,918)         (188,278)
   Purchase of Company's common stock                                            (516,319)             --
   Dividends paid to minority shareholders                                        (26,315)          (22,164)
                                                                              -----------       -----------

            Net cash (used in) provided by financing activities                (1,002,552)        6,754,558
                                                                              -----------       -----------

            Net increase in cash and cash equivalents                             592,825         5,043,811

Cash and cash equivalents, beginning of period                                    985,382         2,264,308
                                                                              -----------       -----------

Cash and cash equivalents, end of period                                      $ 1,578,207       $ 7,308,119
                                                                              ===========       ===========





              The accompanying notes are an integral part of these
                       consolidated financial statements.

                            JERRY'S FAMOUS DELI, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



1.   BASIS OF PRESENTATION AND ORGANIZATION

Basis of Presentation

         The accompanying consolidated financial statements of Jerry's Famous Deli, Incorporated and its subsidiaries ("the Company") for the three months ended March 31, 1999 and March 31, 1998 have been prepared in accordance with generally accepted accounting principles and with the instructions to Form 10-Q and Article 10 of Regulation S-X. These financial statements have not been audited by independent accountants, but include all adjustments (consisting of normal recurring adjustments) which are, in Management's opinion, necessary for a fair presentation of the financial condition, results of operations and cash flows for such periods. However, these results are not necessarily indicative of results for any other interim period or for the full year. The December 31, 1998 consolidated balance sheet financial statement is derived from audited consolidated financial statements included in the Company's December 31, 1998 Form 10-K.

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

Organization

         The accompanying consolidated financial statements consist of Jerry's Famous Deli, Incorporated ("JFD--Inc."), a California corporation and JFD--Encino ("JFD--Encino"), a California limited partnership, and National Deli Corporation ("NDC"), a Florida corporation and wholly-owned subsidiary of JFD--Inc. JFD--Inc. and JFD--Encino operate family oriented, full-service restaurants. NDC operates The Epicure Market, ("Epicure"), a specialty gourmet market located in Miami Beach, Florida. These entities are collectively referred to as "Jerry's Famous Deli, Inc." or the "Company."
         JFD--Inc. and JFD--Encino include the operations of the Southern California restaurants located in Studio City, Encino, Marina del Rey, West Hollywood, Pasadena, Westwood, Sherman Oaks, Woodland Hills, and Costa Mesa.
JFD--Inc. also includes the two Rascal House restaurants, located in Miami Beach and Boca Raton, Florida.

Reclassification

Certain amounts in the previously presented financial statements have been reclassified to conform with current period presentation.


2.   SUPPLEMENTAL CASH FLOW INFORMATION

                                                  Three Months Ended March 31,
                                                  -----------------------------
                                                    1999                  1998
                                                  --------              --------
Supplemental cash flow information:
   Cash paid for:
         Interest                                 $345,000              $218,000
         Income taxes                             $   --                $ 10,000

                            JERRY'S FAMOUS DELI, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



3.   NET INCOME PER SHARE

         In accordance with Statement of Financial Accounting Standard ("SFAS") No. 128, "Earnings Per Share," basic net income per share is computed by dividing the net income attributable to common shareholders by the weighted average number of common shares outstanding during the period. Diluted net income per common share is computed by dividing the net income attributable to common shareholders by the weighted average number of common and common share equivalents outstanding during the period. Common share equivalents included in the diluted computation represent shares issuable upon assumed exercise of stock options using the treasury stock method.

4.   IMPACT OF RECENT ACCOUNTING PRONOUNCEMENTS

         In April 1998, the American Institute of Certified Public Accountants ("AICPA") issued Statement of Position ("SOP") 98-5 entitled "Reporting on the Costs of Start-Up Activities." SOP 98-5 requires entities to expense as incurred all start-up and preopening costs that are not otherwise capitalizable as long-lived assets. SOP 98-5 is effective for fiscal years beginning after December 15, 1998, with earlier adoption encouraged. Restatement of the previously issued financial statements is not permitted by SOP 98-5 and entities are not required to report the pro forma effects of the retroactive application of the new accounting standard. The Company's early adoption of this new accounting principle in 1998 resulted in the recognition of the cumulative effect of the change in accounting principle as a one-time charge against earnings of $132,299, net of an income tax benefit of $65,162, recorded as of January 1, 1998. Thus, the Consolidated Statement of Operations for the three months ended March 31, 1998, has been restated to reflect the change.

5.  SALE OF PASADENA PROPERTY

         The Company closed escrow on the sale of its Pasadena facility at the close of business on May 2, 1999. The gross proceeds from the sale were $4,120,000. Of these proceeds, approximately $3,750,000 was used to reduce the Company's debt and the remaining proceeds will be applied to other related costs of the sale. No significant gain or loss resulted from this sale.

           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                            AND RESULTS OF OPERATIONS


GENERAL

         The following table presents for the three months ending March 31, 1999 and 1998, the Consolidated Statements of Operations of the Company expressed as percentages of total revenue. The results of operations for the first three months of 1999 are not necessarily indicative of the results to be expected for the full year ending December 31, 1999.

                                               PERCENTAGE OF TOTAL REVENUE
                                               THREE MONTHS ENDED MARCH 31,
                                               ---------------------------
                                                    1999          1998
                                                 --------        ------

Revenues                                            100.0%       100.0%
Cost of sales
      Food                                           33.2         28.9
      Other                                           1.6          1.8
                                                    -----        -----
Total cost of sales                                  34.8         30.7
                                                    -----        -----

Gross profit                                         65.2         69.3
Operating expenses
      Labor                                          35.0         36.1
      Occupancy and other                            13.7         15.6
                                                    -----        -----
         Total operating expenses                    48.7         51.7
General and administrative expenses                   6.2          7.7
Depreciation and amortization expenses                4.5          6.8
                                                    -----        -----
         Total expenses                              59.4         66.2
                                                    -----        -----

Income from operations                                5.8          3.1

Interest income                                       --           0.1
Interest expense                                     (1.8)        (1.3)
                                                    -----        -----
Income before items below                             4.0          1.9

Provision for income taxes                            1.0          0.4
Minority interest                                     0.4          0.2
                                                    -----        -----

Income before cumulative effect of change in
   accounting principle                               2.6          1.3
Cumulative effect of change in accounting
   principle                                          --          (0.9)
                                                    -----        -----
         Net income                                   2.6%         0.4%
                                                    =====        =====

RESULTS OF OPERATIONS

         Revenues increased $5,322,000, or 37.3%, to approximately $19,587,000 for the 1999 three-month period from approximately $14,265,000 for the 1998 three-month period. Epicure, which was acquired April 1, 1998, had revenues of approximately $3,977,000 for the three months ended March 31, 1999. The Boca Raton restaurant, which opened in July 1998, contributed revenues of approximately $1,664,000 to the 1999 period. The overall increase in revenues was partially offset by the decrease in sales of approximately $280,000, or 9.5%, for the Miami restaurant, for the three months ended March 31, 1999 compared to the same period for 1998. Management believes this decrease is primarily attributable to the increasing restaurant competition in the Miami, Florida area. Another component of the decrease was the approximately $22,000, or 0.2%, decrease in same store sales for the other nine Southern California stores in operation since January 1, 1998 for the three months ended March 31, 1999 compared to the same period for 1998.

         As a percentage of revenues, cost of sales increased 4.1 percentage points to 34.8% in 1999 from 30.7% in 1998. Of the 4.1 percentage point increase, the cost of food, which comprises over 95% of cost of sales, contributed a 4.3 percentage point increase. The major portion of this increase resulted from higher food costs on the Company's core products, including Epicure, which generally has higher food costs as compared to the restaurants. The Company's other components of cost of sales decreased slightly, by .2 percentage point, mainly as a result of more efficient buying and increased management monitoring of purchase costs.

         Total expenses, as a percentage of revenues, decreased 6.8 percentage points to 59.4% for the three months ended March 31, 1999 from 66.2% for the three months ended March 31, 1998. Factors contributing to the difference included the decrease in depreciation expense of approximately $151,000 to approximately $706,000 in 1999 from approximately $857,000 in 1998, primarily the result of the change in life of certain restaurant equipment and furniture and fixtures from a five-year useful life to an eight-year useful life, coupled with some of the operating assets for older stores becoming fully depreciated. However, the decrease was partially offset by an increase in amortization expense of approximately $54,000 to $165,000 for the three months ended March 31, 1999 from approximately $111,000 in 1998. This increase is primarily due to the increase in amortization expense related to goodwill recorded in connection with the purchase of Epicure. Another component of the decrease in total expenses as a percentage of revenues was the decrease in occupancy and other expenses of 1.9 percentage points to 13.7% for the 1999 period as compared to 15.6% for the same 1998 period. The majority of this decrease relates to a decrease in maintenance and supplies expense for the three months ended March 31, 1999 as compared to the same period for 1998. The increase in the first quarter of 1998 pertained to the Company's expenditures to ensure continued compliance with the Los Angeles County Department of Public Health requirements for food preparation, food handling and food storage. The Company's restaurants, which have been inspected by the Department, continue to maintain an "A" rating, the highest rating possible.

         Labor expense, as a percentage of revenues, decreased 1.1 percentage points to 35.0% for the 1999 quarter from 36.1% for the 1998 quarter. This decrease was primarily due to Epicure, which has a lower overall labor cost as compared to the restaurants. Without Epicure, labor costs were 37.1% for the three months ended March 31, 1999 as compared to 36.1% for the same period in 1998. Contributing to this 1.0% increase in labor costs is the higher labor costs associated with the Boca restaurant, which opened in July 1998. Consistent with the Company's operating philosophy, newly-opened restaurants commonly incur relatively higher labor costs during the first several months after opening until predictable customer usage patterns are developed.

         General and administrative expenses, as a percentage of revenues, decreased 1.5 percentage points to 6.2% for the 1999 quarter from 7.7% for the 1998 quarter. However, general and administrative expenses increased by approximately $119,000 or 10.9%, to $1,216,000 for the 1999 quarter as compared to $1,097,000 for the same 1998 quarter. This increase in general and administrative expenses resulted primarily from the increase in advertising expense incurred mainly by Epicure for store advertising.

         The increase in interest expense of $166,000 to $359,000 for the 1999 three-month period from $193,000 for the same 1998 period, resulted primarily from interest expense on the credit facilities utilized in the purchase of Epicure.

LIQUIDITY AND CAPITAL RESOURCES

         The Company's capital requirements are primarily for the development, construction and equipping of new restaurants. In addition, the Company spent approximately $516,000 pursuant to the Company's stock repurchase program. Generally, the Company leases the property and extensively remodels the existing building. Additional capital expenditures will be required as new locations are added. The cost of renovation will depend upon the style of restaurant being converted. Renovation of Jerry's Famous Deli restaurants have cost between $2.0 million and $3.0 million per location, or $267 to $400 per square foot.

         In September 1998, the Company entered into a $15,000,000 credit facility with BankBoston, N.A. in the form of a $9,000,000 term loan and $6,000,000 revolving line of credit. In conjunction with the agreement, the Company repaid certain existing debt with proceeds from the term loan. The term loan and revolver mature five years from inception and bear interest at the Eurodollar rate plus a variable percentage margin totaling approximately 7.6% at March 31, 1999. The debt is collateralized by assets of the Company and includes certain financial covenants. The Company utilized approximately $400,000 of the credit line in conjunction with the repurchase of approximately $516,000 of its Common Stock during the period ended March 31, 1999. In addition, approximately $3,750,000 from the proceeds of the sale of the Pasadena facility will be used to reduce the Company's debt.

         Management believes that cash on hand, including cash drawn on the lines of credit, proceeds from the sale of the Pasadena facility and cash flows from operations will be sufficient for operation of the Company's existing restaurants and market. Future anticipated capital needs, primarily for development or acquisition of new restaurants, cannot be projected with certainty. Additional capital expenditures will be required as new locations are added. The Company generally intends to seek leased locations.

         In April 1998, the American Institute of Certified Public Accountants ("AICPA") issued Statement of Position ("SOP") 98-5 entitled "Reporting on the Costs of Start-Up Activities." SOP 98-5 requires entities to expense as incurred all start-up and preopening costs that are not otherwise capitalizable as long-lived assets. SOP 98-5 is effective for fiscal years beginning after December 15, 1998, with earlier adoption encouraged. Restatement of previously issued financial statements is not permitted by SOP 98-5 and entities are not required to report the pro forma effects of the retroactive application of the new accounting standard. The Company's early adoption of this new accounting principle in 1998 resulted in the recognition of the cumulative effect of the change in accounting principle, as a one-time charge against earnings of $132,299, net of income tax benefit of $65,162, recorded as of January 1, 1998.

         Statements made herein that are not historical facts are forward looking statements and are subject to a number of risk factors, including the public's acceptance of the Jerry's Famous Deli format in each new location, consumer trends in the restaurant industry, competition from other restaurants, the costs and delays experienced in the course of remodeling or building new restaurants, the amount and rate of growth of administrative expenses associated with building the infrastructure needed for future growth, the availability, amount, type and cost of financing for the Company and general economic conditions and other factors. Further information on these and other factors is contained in the Company's Annual Report on Form 10-K for the year ended December 31, 1998 and its other reports filed with the Securities and Exchange Commission.


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


                                  JERRY'S FAMOUS DELI, INC.



Date:   May 12, 1999              By: /s/   Isaac Starkman
                                      ------------------------------------------
                                            Isaac Starkman
                                            Chief Executive Officer and Chairman
                                            of the Board of Directors



                                  By: /s/   Christina Sterling
                                      ------------------------------------------
                                            Christina Sterling
                                            Chief Financial Officer