Form 10-Q
period 1999-06-30
JERRYS FAMOUS DELI INC
filed 1999-08-13
CIK 948308

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D. C. 20549
                                    FORM 10-Q


(MARK ONE)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended June 30, 1999

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



              -----------------------------------------------------
              (Former name, former address and former fiscal year,
                         if changed since last report)


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

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date. As of July 15, 1999, outstanding common shares totaled 14,049,202

                            JERRY'S FAMOUS DELI, INC.

                                      INDEX


                                                                                                     Page
                                                                                                    Number
                         PART I - FINANCIAL INFORMATION

Item 1.  Consolidated Financial Statements

         Consolidated Balance Sheets as of June 30, 1999 and December 31, 1998.................        2

         Consolidated Statements of Operations for the Three Months and Six Months Ended
         June 30, 1999 and June 30, 1998.......................................................        3

         Consolidated Statements of Cash Flows for the Six Months Ended
         June 30, 1999 and June 30, 1998.......................................................        4

         Notes to Consolidated Financial Statements............................................        5

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

         General ..............................................................................        7

         Results of Operations.................................................................        8

         Liquidity and Capital Resources.......................................................        9


Item 3.  Quantitative and Qualitative Disclosure About Market Risk.............................        9

                           PART II - OTHER INFORMATION

Items 1. through 6.............................................................................       10


Signatures.....................................................................................       11

                            JERRY'S FAMOUS DELI, INC.
                           CONSOLIDATED BALANCE SHEETS



                                                                   JUNE 30,         DECEMBER 31,
                                                                     1999               1998
                                                                 -----------        ------------
                                                                 (unaudited)
ASSETS

Current assets
   Cash and cash equivalents                                     $   527,664        $   985,382
   Accounts receivable, net                                          269,617            424,400
   Inventory                                                       1,326,433          1,394,899
   Prepaid expenses                                                  440,429            449,737
   Deferred income taxes                                             269,327            269,327
   Prepaid income taxes                                               58,421            267,321
                                                                 -----------        -----------
              Total current assets                                 2,891,891          3,791,066

Property and equipment, net                                       29,304,562         33,534,787

Deferred income taxes                                                629,801            629,801
Goodwill and covenants not to compete                              9,445,678          9,701,723
Other assets                                                       1,249,222          1,335,331
                                                                 -----------        -----------
           Total assets                                          $43,521,154        $48,992,708
                                                                 ===========        ===========


LIABILITIES AND EQUITY

Current liabilities
   Accounts payable                                              $ 2,596,581        $ 3,099,839
   Accrued expenses                                                1,176,412          1,411,457
   Sales tax payable                                                 196,317            421,897
   Current portion of long-term debt                               2,337,790          1,279,371
                                                                 -----------        -----------
            Total current liabilities                              6,307,100          6,212,564

Long-term debt                                                    10,570,797         15,908,582
Deferred rent                                                        457,151            457,525
                                                                 -----------        -----------
           Total liabilities                                      17,335,048         22,578,671

Minority interest                                                    601,236            554,899

Equity
   Preferred stock Series A, no par, 5,000,000 shares
     authorized, no shares issued or outstanding at
     June 30, 1999 or at December 31, 1998                                -

   Common stock, no par value, 60,000,000 shares
     authorized, 14,061,202  and 14,508,902 issued and
     outstanding at June 30, 1999 and December 31, 1998,
     respectively                                                 24,621,273         25,271,737
    Equity                                                           963,597            587,401
                                                                 -----------        -----------
          Total equity                                            25,584,870         25,859,138
                                                                 -----------        -----------
           Total liabilities and equity                          $43,521,154        $48,992,708
                                                                 ===========        ===========

                   The accompanying notes are an integral part
                  of these consolidated financial statements.

                            JERRY'S FAMOUS DELI, INC.

                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (unaudited)


                                                 THREE MONTHS ENDED JUNE 30,      SIX MONTHS ENDED JUNE 30,
                                                    1999            1998            1999            1998
                                                ------------    ------------    ------------    ------------

Revenues                                        $ 16,760,902    $ 16,094,831    $ 36,348,295    $ 30,359,516
Cost of sales                                      5,828,203       5,339,797      12,650,885       9,723,981
                                                ------------    ------------    ------------    ------------
   Gross profit                                   10,932,699      10,755,034      23,697,410      20,635,535

Operating expenses
 Labor                                             6,296,216       5,226,873      13,158,966      10,379,460
 Occupancy and other                               2,240,217       2,162,817       4,655,152       4,221,115
 Occupancy - related party                           277,129         256,535         537,115         417,053
General and administrative expenses                1,174,913       1,454,811       2,391,038       2,551,465
Depreciation                                         667,308         921,351       1,373,277       1,778,105
Amortization                                         177,330         196,330         342,402         307,397
                                                ------------    ------------    ------------    ------------
             Total expenses                       10,833,113      10,218,717      22,457,950      19,654,595
                                                ------------    ------------    ------------    ------------
  Income from operations                              99,586         536,317       1,239,460         980,940

Other income (expense)
 Interest income                                       6,700          18,477          12,545          35,559
 Interest expense                                   (307,084)       (370,156)       (666,043)       (562,728)
 Other income (expense), net                          (2,548)            287          (2,548)            287
                                                ------------    ------------    ------------    ------------
  Income (loss) before provision (benefit)
  for income taxes and minority interest            (203,346)        184,925         583,414         454,058

Provision (benefit) for income taxes                 (95,087)         50,091         110,900         108,474
Minority interest                                     24,925          26,430          92,707          52,302
                                                ------------    ------------    ------------    ------------
Income (loss) before cumulative effect of
  change in accounting principle                    (133,184)        108,404         379,807         293,282
Cumulative effect of change in accounting
principle, net of tax benefit of $65,162                  --              --              --        (132,299)
                                                ------------    ------------    ------------    ------------

Net income (loss)                               $   (133,184)   $    108,404    $    379,807    $    160,983
                                                ============    ============    ============    ============

Net income (loss) per share before cumulative
  effect of change in accounting principle
  applicable to common stock - Basic and
  Diluted                                       $      (0.01)   $       0.01    $       0.03    $       0.02
Cumulative effect of change in accounting
  principle - Basic and Diluted                           --              --              --           (0.01)
                                                ------------    ------------    ------------    ------------
Net income (loss) per share applicable to
  common stock - Basic and Diluted              $      (0.01)   $       0.01    $       0.03    $       0.01
                                                ============    ============    ============    ============
Weighted average shares
  outstanding - Basic                             14,111,619      15,144,664      14,281,694      15,144,664
                                                ============    ============    ============    ============
Weighted average shares
  outstanding - Diluted                           14,136,767      15,212,901      14,306,842      15,246,076
                                                ============    ============    ============    ============



              The accompanying notes are an integral part of these
                       consolidated financial statements.

                            JERRY'S FAMOUS DELI, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (unaudited)



                                                                               SIX MONTHS ENDED JUNE 30,
                                                                                1999                 1998
                                                                           -------------       -------------
Cash flows from operating activities:
   Net income                                                              $     379,807       $     160,983
                                                                           -------------       -------------
   Adjustments to reconcile net income to net cash provided by operating activities:
      Cumulative effect of change in accounting principle                            -               132,299
      Depreciation                                                             1,373,277           1,778,105
      Amortization                                                               342,402             307,397
      Minority interest                                                           92,707              52,302
      Deferred income taxes                                                            -             (58,648)
      Deferred rent                                                                 (374)                  -
Changes in assets and liabilities:
         Accounts receivable                                                     154,783             (44,770)
         Inventory                                                                68,466            (120,150)
         Prepaid expenses                                                          9,308           1,158,142
         Prepaid income taxes                                                    208,900              24,605
         Preopening costs                                                              -            (222,693)
         Other assets                                                            (21,863)           (130,719)
         Accounts payable                                                       (503,258)          1,630,418
         Accrued expenses                                                       (235,045)           (312,892)
         Sales tax payable                                                      (225,580)           (210,238)
                                                                           -------------       -------------
            Total adjustments                                                  1,263,723           3,983,158
                                                                           -------------       -------------
            Net cash provided by operating activities                          1,643,530           4,144,141
                                                                           -------------       -------------

Cash flows from investing activities:
   Purchase of Epicure Market                                                         -           (8,504,323)
   Acquisition of restaurant                                                          -           (1,760,000)
   Net proceeds from sale of Pasadena facility                                3,913,244                    -
   Additions to equipment                                                      (492,941)            (404,950)
   Additions to improvements - land, building and leasehold                    (698,883)            (346,692)
   Deductions (additions) to construction-in-progress                           153,532           (1,107,251)
                                                                          -------------        -------------
            Net cash provided by (used in) investing activities               2,874,952          (12,123,216)
                                                                          -------------        -------------
Cash flows from financing activities:
   Borrowings on credit facilities                                              560,000            6,965,000
   Payments on long-term debt                                                (4,839,366)            (450,631)
   Dividends paid to minority shareholders                                      (46,370)             (45,093)
   Purchase of Company's common stock                                          (650,464)                  -
                                                                          -------------        -------------

            Net cash provided by (used in) financing activities              (4,976,200)          6,469,276
                                                                           -------------       -------------
            Net decrease in cash and cash equivalents                          (457,718)         (1,509,799)

Cash and cash equivalents, beginning of period                                  985,382           2,264,308
                                                                           -------------        ------------
Cash and cash equivalents, end of period                                   $    527,664        $    754,509
                                                                           =============        ============




        The accompanying notes are an integral part of these consolidated financial statements.

                            JERRY'S FAMOUS DELI, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS






1.   BASIS OF PRESENTATION AND ORGANIZATION:

Basis of Presentation

     The accompanying consolidated financial statements of Jerry's Famous Deli, Incorporated and its subsidiaries ("the Company") for the three and six months ended June 30, 1999 and June 30, 1998 have been prepared in accordance with generally accepted accounting principles and with the instructions to Form 10-Q and Article 10 of Regulation S-X. These financial statements have not been audited by independent accountants, but include all adjustments (consisting of normal recurring adjustments) which are, in Management's opinion, necessary for a fair presentation of the financial condition, results of operations and cash flows for such periods. However, these results are not necessarily indicative of results for any other interim period or for the full year. The December 31, 1998 consolidated balance sheet is derived from the audited consolidated financial statements included in the Company's December 31, 1998 Form 10-K.

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

Organization

     The accompanying consolidated financial statements consist of Jerry's Famous Deli, Incorporated ("JFD--Inc."), a California corporation, JFD--Encino ("JFD--Encino"), a California limited partnership and National Deli Corporation, ("NDC"), a Florida corporation and wholly-owned subsidiary of JFD--Inc.
JFD--Inc. and JFD--Encino operate family oriented, full-service restaurants. NDC operates The Epicure Market ("Epicure"), a specialty gourmet food store located in Miami Beach, Florida. These entities are collectively referred to as "Jerry's Famous Deli, Inc." or the "Company."

     JFD--Inc. and JFD--Encino include the operations of the Southern California restaurants located in Studio City, Encino, Marina del Rey, West Hollywood, Pasadena, Westwood, Sherman Oaks, Woodland Hills, and Costa Mesa. JFD--Inc.also includes the two Rascal House restaurants located in Miami Beach and Boca Raton, Florida.

Reclassification

     Certain amounts in the previously presented financial statements have been reclassified to conform to the current period presentation.



2.   SUPPLEMENTAL CASH FLOW INFORMATION

                                                                         Six Months Ended June 30,
                                                                            1999           1998
                                                                         ---------      ----------
Supplemental cash flow information:
   Cash paid for:
      Interest .................................................         $ 335,000      $  588,000
      Income taxes .............................................             2,000      $  236,000

Supplemental information on noncash investing and financing activities:
      Common Stock issued in purchase of Epicure................         $     -        $2,395,147

                            JERRY'S FAMOUS DELI, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS




3.   NET INCOME PER SHARE

     In accordance with Statement of Financial Accounting Standards ("SFAS") No. 128, "Earnings Per Share," basic net income per share is computed by dividing the net income attributable to common shareholders by the weighted average number of common shares outstanding during the period. Diluted net income per common share is computed by dividing the net income attributable to common shareholders by the weighted average number of common and common share equivalents outstanding during the period. Common share equivalents included in the diluted computation represent shares issuable upon assumed exercise of stock options using the treasury stock method.


4.   IMPACT OF RECENT ACCOUNTING PRONOUNCEMENTS

     In April 1998, the American Institute of Certified Public Accountants ("AICPA") issued Statement of Position ("SOP") 98-5 entitled "Reporting on the Costs of Start-Up Activities." SOP 98-5 requires entities to expense as incurred all start-up and preopening costs that are not otherwise capitalizable as long-lived assets. Restatement of the previously issued financial statements is not permitted by SOP 98-5, and entities are not required to report the pro forma effects of the retroactive application of the new accounting standard. The Company's early adoption of this new accounting principle in 1998 resulted in the recognition of the cumulative effect of the change in accounting principle as a one-time charge against earnings of $132,299, net of related income tax benefit of $65,162, recorded as of January 1, 1998. Thus, the Consolidated Statement of Operations and the Consolidated Statement of Cash Flows for the six months ended June 30, 1998 have been restated to reflect the change.


5.   SALE OF PASADENA PROPERTY

     The Company closed escrow on the sale of its Pasadena facility at the close of business on May 2, 1999. The gross proceeds from the sale were $4,120,000 which resulted in no significant gain or loss. Of these proceeds, approximately $3,750,000 was used to reduce the Company's debt and the remaining proceeds were applied to other related costs of the sale.

           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                            AND RESULTS OF OPERATIONS





GENERAL

     The following table presents for the three and six months ending June 30, 1999 and 1998, the Consolidated Statements of Operations of the Company expressed as percentages of total revenue. The results of operations for the first six months of 1999 are not necessarily indicative of the results to be expected for the full year ending December 31, 1999.

                                                    PERCENTAGE OF TOTAL REVENUE
                                              ---------------------------------------
                                              THREE MONTHS ENDED     SIX MONTHS ENDED
                                                    JUNE 30,              JUNE 30,
                                              -------------------     ---------------
                                               1999          1998     1999       1998
                                              -----         -----     -----     -----
Revenues                                      100.0%        100.0%    100.0%    100.0%

Cost of sales
  Food                                         33.6          31.2      33.7      30.1
  Other                                         1.2           2.0       1.1       1.9
                                              -----         -----     -----     -----
Total cost of sales                            34.8          33.2      34.8      32.0
                                              -----         -----     -----     -----

Gross profit                                   65.2          66.8      65.2      68.0

Operating expenses

  Labor                                        37.6          32.5      36.2      34.2

  Occupancy and other                          15.0          15.0      14.3      15.3
                                              -----         -----     -----     -----

        Total operating expenses               52.6          47.5      50.5      49.5

General and administrative expenses             7.0           9.0       6.6       8.4

Depreciation and amortization expense           5.1           7.0       4.7       6.9
                                              -----         -----     -----     -----
        Total expenses                         64.7          63.5      61.8      64.8
                                              -----         -----     -----     -----

Income from operations                          0.5           3.3       3.4       3.2

Interest income                                 0.0           0.1       0.0       0.1
Interest expense                               (1.8)         (2.3)     (1.8)     (1.8)
Other income, net                               0.0           0.0       0.0       0.0
                                              -----         -----     -----     -----

Income (loss) before provision for income
  taxes and minority interest                  (1.3)          1.1       1.6       1.5

Provision (benefit) for income taxes           (0.6)          0.3       0.3       0.3
Minority interest                               0.1           0.1       0.3       0.2
                                              -----         -----     -----     -----

Income (loss) before cumulative effect of
  change in accounting principle               (0.8)          0.7       1.0       1.0
Cumulative effect of change in accounting
  principle                                      --            --        --       0.4
                                              -----         -----     -----     -----
        Net income (loss)                      (0.8)%         0.7%      1.0%      0.6%
                                              =====         =====     =====     =====

RESULTS OF OPERATIONS


Three Months Ended June 30, 1999 Compared to Three Months Ended June 30, 1998

     Revenues for the three months ended June 30, 1999 increased approximately $666,000, or 4.1%, to approximately $16,761,000 for the 1999 quarter from approximately $16,095,000 for the 1998 quarter. The Rascal House restaurant in Boca Raton, Florida, opened July 1, 1998, contributed revenues of approximately $1,089,000 for the 1999 period. In addition, same store sales for the eight Southern California stores in operation since April 1, 1998 increased approximately $368,000, or 3.8% for the 1999 period. The combined increase was primarily offset by a decrease in sales of approximately $132,000 for the other Rascal House restaurant in Miami Beach, Florida, a decrease in sales of approximately $463,000 related to the sale of the Pasadena restaurant, which was sold on May 2, 1999, and a decrease in revenues of approximately $236,000 for The Epicure Market. Management attributes the decrease in sales in the Florida area primarily due to increased competition. To address the above decreases, the Company believes additional marketing of its restaurants and specific products, consistent with other casual dining and fast food restaurants, will have a positive effect on same store sales.

     Cost of sales, as a percentage of revenues, increased 1.6 percentage points to 34.8% for the 1999 quarter from 33.2% for the 1998 quarter. Total food cost which comprises over 96% of cost of sales increased 2.4 percentage points to 33.6% for 1999 from 31.2% for 1998. This increase is partially a result of the opening of the Boca store. The Rascal House restaurants operate with a higher food cost percentage than the stores in California. The Company's other components of cost of sales decreased 0.8% mainly as a result of more efficient buying.

     Operating expenses, which include all restaurant level operating costs, including, but not limited to, labor, rent, laundry, maintenance, utilities and repairs, as a percentage of revenues, increased 5.1 percentage points to 52.6% for the 1999 quarter from 47.5% for the 1998 quarter. Labor increased 5.1 percentage points to 37.6% for 1999 from 32.5% for 1998. Contributing to this increase is the higher labor costs associated with the Boca restaurant, which opened in July 1998, although all the Company's restaurants experienced increased labor costs. Management is taking several steps to control such costs, of which one is the implementation of an incentive program for restaurant managers which is based on a reduction of food and labor costs.


     General and administrative expenses, as a percentage of revenues, decreased
2.0 percentage points, to 7.0% for the 1999 quarter from 9.0% in the 1998 quarter. This decrease is partly due to reclassification of certain expenses at the Epicure store and partly a result of reduction in personnel employed at the Company's corporate headquarters.

     Depreciation and amortization expense, as a percentage of revenue, decreased 1.9 percentage points to 5.1% for 1999 from 7.0% for the 1998 quarter. Depreciation expense decreased approximately $254,000 for the 1999 quarter as compared to the 1998 quarter, which was primarily the result of the change in life of certain restaurant equipment and furniture and fixtures from a five-year useful life to an eight-year useful life, coupled with the sale of the Pasadena restaurant.

     The decrease in interest expense of approximately $63,000 to approximately $307,000 for the 1999 second quarter from approximately $370,000 for the same 1998 period, resulted from approximately $17,000 less in interest expense due to the sale of the Pasadena store and a lower interest rate on the credit facilities utilized in the purchase of Epicure on April 1, 1998.


Six Months Ended June 30, 1999 Compared to Six Months Ended June 30, 1998

     Revenues increased approximately $5,988,000, or 19.7%, to approximately $36,348,000 for the 1999 six-month period from approximately $30,360,000 for the 1998 six-month period. Epicure, acquired on April 1, 1998, contributed increased revenues of approximately $3,741,000 in 1999. The Boca restaurant, which opened in July 1, 1998, contributed revenues of approximately $2,753,000 to the 1999 period. The Rascal House restaurant in Miami Beach, Florida had decreased revenues of approximately $412,000, for the 1999 period, which is mostly due to the opening of the Boca store and increased competition. Revenues for the same eight Southern California restaurants operated during both six-month periods, increased approximately $378,000, or 1.9%.

     Cost of sales, as a percentage of revenues, increased 2.8 percentage points, to 34.8% for the 1999 period from 32.0% for the 1998 period. The majority of these increases are attributable to the reasons discussed in quarter-to-quarter comparison.

     Labor expense, as a percentage of revenues, increased 2.0 percentage points, to 36.2% in 1999 from 34.2% for 1998, primarily due to the same factors as those discussed above with respect to the second quarter.

     General and administrative expenses, as a percentage of revenues, decreased
1.8 percentage point to 6.6% for 1999 from 8.4% for 1998 due to the reasons discussed above in the quarter-to-quarter analysis.

     Depreciation and amortization expense, as a percentage of revenues, decreased 2.2 percentage point to 4.7% in 1999 from 6.9% in the 1998 period, mostly due to the same factors as those discussed above with respect to the second quarter.

     Interest expense increased approximately $103,000 mostly due to the increase in expense on the credit facility as a result of the purchase of Epicure. This increase was partially offset by the decrease in debt from the proceeds of the sale of the Pasadena restaurant.


LIQUIDITY AND CAPITAL RESOURCES

     The Company's capital requirements are primarily for the development, construction and equipping of new restaurants. Generally, the Company leases the property and extensively remodels the existing building. The cost of renovation will depend upon the style of restaurant being converted. Renovation of Jerry's Famous Deli restaurants have cost between $2 million and $3 million per location, or $267 to $400 per square foot. In addition, the Company spent approximately $650,000 pursuant to the Company's stock repurchase program.

     In September 1998, the Company entered into a $15,000,000 credit facility with BankBoston, N.A. in the form of a $9,000,000 term loan and $6,000,000 revolving line of credit. In conjunction with the agreement, the Company repaid certain existing debt with the proceeds from the term loan. The term loan and the revolver mature five years from inception and bear interest at the Eurodollar rate plus a variable percentage margin totaling approximately 7.5% at June 30, 1999. The debt is collateralized by assets of the Company and includes certain financial covenants. The Company utilized approximately $560,000 of the credit line in conjunction with the repurchase of approximately $650,000 of its Common Stock during the six months period ended June 30, 1999. In addition, approximately $3,750,000 from the proceeds of the sale of the Pasadena facility was used to reduce the Company's debt.

     Management believes that cash on hand, including cash drawn on the line of credit, proceeds from the sale of the Pasadena facility and cash flows from operations will be sufficient for operation of the Company's existing restaurants and market. Future anticipated capital needs, primarily for development or acquisition of new restaurants, cannot be projected with certainty. Additional capital expenditures will be required as new locations are added. The Company generally intends to seek leased locations.


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

                           PART II - OTHER INFORMATION


Items 1. through 3.   Not applicable.

Item 4.  Submission of Matters to a Vote of Security Holders.

     On May 25, 1999, the Company held its Annual Meeting of Shareholders. Shareholders voted upon the election of directors and upon the ratification of PricewaterhouseCoopers LLP, as the Company's independent public accountants for the fiscal year ending December 31, 1999. Isaac Starkman, Guy Starkman, Jason Starkman, Paul Gray, Stanley Schneider and Kenneth Abdalla, all of whom were directors prior to the Annual Meeting and were nominated by management for re-election, were re-elected at the meeting. The following votes were cast for each nominees:

                                                               Authority
                       Name                     For             Withheld
                       ----                     ---            ---------
                  Isaac Starkman            13,171,603          162,580
                  Guy Starkman              13,171,603          162,580
                  Jason Starkman            13,171,603          162,580
                  Paul Gray                 13,171,603          162,580
                  Stanley Schneider         13,171,603          162,580
                  Kenneth Abdalla           13,171,603          162,580

     The following votes were cast for the ratification of PricewaterhouseCoopers LLP as the Company's independent public accountants for the fiscal year ending December 31, 1999: For: 13,242,864; Against: 83,669;
Abstain: 7,650.

     Shareholders who wish to submit proposals to be included in the Company's proxy materials for the 2000 annual meeting may do so in accordance with Securities and Exchange Commission Rule 14a-8. For those shareholder proposals which are not submitted in accordance with Rule 14a-8, the Company's management proxies may exercise their discretionary voting authority, without any discussion of the proposal in the Company's proxy materials, for any proposal which is received by the Company after January 5, 2000.

Items 5 and 6.  Not applicable.

                                   SIGNATURES


     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                               JERRY'S FAMOUS DELI, INC.



Date:   August 13, 1999        By:      /s/   Isaac Starkman
                                  -------------------------------------------
                                      Isaac Starkman
                                      Chief Executive Officer and Chairman
                                      of the Board of Directors



                               By:      /s/  Christina Sterling
                                  --------------------------------------------
                                      Christina Sterling
                                      Chief Financial Officer