Form 10-Q
period 1999-09-30
JERRYS FAMOUS DELI INC
filed 1999-11-15
CIK 948308

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D. C. 20549
                                    FORM 10-Q


(MARK ONE)

[X[ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended September 30, 1999

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

            For the transition period from __________ to __________


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


              ----------------------------------------------------
              (Former name, former address and former fiscal year,
                          if changed since last report)


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

YES [X]    NO [ ]


                      APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date. As of October 15, 1999, outstanding common shares totaled 14,019,202.

                            JERRY'S FAMOUS DELI, INC.

                                      INDEX


                                                                                                         Page
                                                                                                        Number
                              PART I - FINANCIAL INFORMATION

Item 1.  Consolidated Financial Statements

         Consolidated Balance Sheets as of September 30, 1999 and December 31, 1998..................      2

         Consolidated Statements of Operations for the Three Months and Nine Months Ended
         September 30, 1999 and September 30, 1998...................................................      3

         Consolidated Statements of Cash Flows for the Nine Months Ended
         September 30, 1999 and September 30, 1998...................................................      4

         Notes to Consolidated Financial Statements..................................................      5

Item 2.  Management's Discussion and Analysis of Financial Condition and
         Results of Operations

         General.....................................................................................      7

         Results of Operations.......................................................................      8

         Liquidity and Capital Resources.............................................................      9

Item 3.  Quantitative and Qualitative Disclosure About Market Risk...................................     10

                                PART II - OTHER INFORMATION

Items 1. through 6...................................................................................     10

         Signatures..................................................................................     11

                            JERRY'S FAMOUS DELI, INC.
                           CONSOLIDATED BALANCE SHEETS


                                                                        SEPTEMBER 30,      DECEMBER 31,
                                                                            1999              1998
                                                                            ----              ----
                                                                         (unaudited)
ASSETS

Current assets
   Cash and cash equivalents                                             $ 1,035,871       $   985,382
   Accounts receivable, net                                                  283,020           424,400
   Inventory                                                               1,401,527         1,394,899
   Prepaid expenses                                                          562,882           449,737
   Deferred income taxes                                                     269,327           269,327
   Prepaid income taxes                                                       83,601           267,321
                                                                         -----------       -----------
              Total current assets                                         3,636,228         3,791,066

Property and equipment, net                                               29,649,230        33,534,787

Deferred income taxes                                                        629,801           629,801
Goodwill and covenants not to compete                                      9,315,101         9,701,723
Other assets                                                               1,256,373         1,335,331
                                                                         -----------       -----------
           Total assets                                                  $44,486,733       $48,992,708
                                                                         ===========       ===========

LIABILITIES AND EQUITY

Current liabilities
   Accounts payable                                                      $ 2,042,088       $ 3,099,839
   Accrued expenses                                                        1,557,320         1,411,457
   Sales tax payable                                                         322,019           421,897
   Deferred income                                                            22,542                --
   Current portion of long-term debt                                       1,700,955         1,279,371
                                                                         -----------       -----------
            Total current liabilities                                      5,644,924         6,212,564

Long-term debt                                                            12,197,173        15,908,582
Deferred rent                                                                456,963           457,525
                                                                         -----------       -----------
           Total liabilities                                              18,299,060        22,578,671

Minority interest                                                            612,389           554,899

Equity
    Preferred stock Series A, no par, 5,000,000 shares authorized, no shares issued or outstanding at September 30, 1999 or
      at December 31, 1998                                                        --                --
    Common stock, no par value, 60,000,000 shares authorized,
      14,019,202 and 14,508,902 issued and outstanding at
      September 30, 1999 and December 31, 1998, respectively              24,575,522        25,271,737
    Equity                                                                   999,762           587,401
                                                                         -----------       -----------
           Total equity                                                   25,575,284        25,859,138
                                                                         -----------       -----------
           Total liabilities and equity                                  $44,486,733       $48,992,708
                                                                         ===========       ===========



              The accompanying notes are an integral part of these
                       consolidated financial statements.

                            JERRY'S FAMOUS DELI, INC.
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (unaudited)


                                                      THREE MONTHS ENDED                   NINE MONTHS ENDED
                                                         SEPTEMBER 30,                       SEPTEMBER 30,
                                                    1999              1998              1999              1998
                                                    ----              ----              ----              ----
Revenues                                        $ 15,578,675      $ 17,200,722      $ 51,926,970      $ 47,560,238
Cost of sales                                      5,366,261         5,820,944        18,017,146        15,544,925
                                                ------------      ------------      ------------      ------------
      Gross profit                                10,212,414        11,379,778        33,909,824        32,015,313

Operating expenses
   Labor                                           5,597,900         6,177,878        18,756,866        16,945,603
   Occupancy and other                             2,111,905         2,272,206         6,767,057         6,427,029
   Occupancy - related party                         279,014           253,000           816,129           670,053
General and administrative expenses                1,091,055         1,307,821         3,482,093         3,537,253
Depreciation                                         654,714           600,435         2,027,991         2,374,040
Amortization                                         169,179           392,732           511,581           704,629
                                                ------------      ------------      ------------      ------------
               Total expenses                      9,903,767        11,004,072        32,361,717        30,658,607
                                                ------------      ------------      ------------      ------------

      Income from operations                         308,647           375,706         1,548,107         1,356,706

Other income (expense)
   Interest income                                     3,455               649            15,999            36,435
   Interest expense                                 (274,797)         (361,904)         (940,840)         (924,632)
   Other income (expense), net                         8,500                --             5,952                --
                                                ------------      ------------      ------------      ------------
      Income before provision (benefit) for
      income taxes and minority interest              45,805            14,451           629,218           468,509

Provision (benefit) for income taxes                 (25,180)          (37,373)           85,720            71,101
Minority interest                                     38,430            41,994           131,137            94,296
                                                ------------      ------------      ------------      ------------
Income before cumulative effect of
  change in accounting principle                      32,555             9,830           412,361           303,112
Cumulative effect of change in accounting
  principle, net of tax benefit of $65,162                --                --                --          (132,299)
                                                ------------      ------------      ------------      ------------
      Net income                                $     32,555      $      9,830      $    412,361      $    170,813
                                                ============      ============      ============      ============

Net income per share before cumulative
  effect of change in accounting principle
  applicable to common stock - Basic and
  Diluted                                       $       0.00      $       0.00      $       0.03      $       0.02
Cumulative effect of change in accounting
  principle - Basic and Diluted                           --                --                --             (0.01)
                                                ------------      ------------      ------------      ------------
Net income per share applicable to
common stock - Basic and Diluted                $       0.00      $       0.00      $       0.03      $       0.01
                                                ============      ============      ============      ============

Weighted average shares
   outstanding - Basic                            14,048,702        15,127,064        14,204,030        14,827,294
                                                ============      ============      ============      ============

Weighted average shares
   outstanding - Diluted                          14,056,684        15,148,326        14,212,012        14,901,989
                                                ============      ============      ============      ============


              The accompanying notes are an integral part of these
                       consolidated financial statements.

                            JERRY'S FAMOUS DELI, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (unaudited)



                                                                       NINE MONTHS ENDED SEPTEMBER 30,
                                                                          1999                1998
                                                                          ----                ----
Cash flows from operating activities:
   Net income                                                          $   412,361        $    170,813
                                                                       -----------        ------------
   Adjustments to reconcile net income to net cash provided by operating activities, net of acquisitions:
      Cumulative effect of change in accounting principle                       --             132,299
      Depreciation                                                       2,027,991           2,374,040
      Amortization                                                         511,581             704,629
      Gain on sale of assets                                                (8,500)                 --
      Minority interest                                                    131,137              94,296
      Deferred income taxes                                                     --                  --
      Deferred income                                                       21,980                  --
Changes in assets and liabilities:
         Accounts receivable                                               141,380            (134,132)
         Inventory                                                          (6,628)           (390,259)
         Prepaid expenses                                                 (113,145)          1,016,456
         Prepaid income taxes                                              183,720            (146,416)
         Preopening costs                                                       --            (624,800)
         Other assets                                                      (67,616)           (769,879)
         Accounts payable                                               (1,057,751)          1,399,157
         Accrued expenses                                                  145,863             177,637
         Sales tax payable                                                 (99,878)            (43,415)
                                                                       -----------        ------------
            Total adjustments                                            1,810,134           3,789,613
                                                                       -----------        ------------

            Net cash provided by operating activities                    2,222,495           3,960,426
                                                                       -----------        ------------

Cash flows from investing activities:
   Purchase of Epicure Market                                                   --          (8,518,674)
   Acquisition of restaurant                                                    --          (1,760,000)
   Net proceeds from sale of facility                                    3,913,244                  --
   Additions to equipment                                                 (940,734)         (1,421,313)
   Additions to improvements - land, building and leasehold             (1,250,472)         (1,244,751)
   Deductions to construction-in-progress                                  153,532             149,518
   Proceeds from sale of fixed assets                                        8,500                  --
                                                                       -----------        ------------
            Net cash provided by (used in) investing activities          1,884,070         (12,795,220)
                                                                       -----------        ------------

Cash flows from financing activities:
   Borrowings on credit facilities                                       2,178,988          15,965,000
   Payments on long-term debt                                           (5,468,813)         (8,155,738)
   Dividends paid to minority shareholders                                 (70,036)            (69,555)
   Purchase of Company's common stock                                     (696,215)            (22,478)
                                                                       -----------        ------------
            Net cash (used in) provided by financing activities         (4,056,076)          7,717,229
                                                                       -----------        ------------

            Net increase (decrease) in cash and cash equivalents            50,489          (1,117,565)

Cash and cash equivalents, beginning of period                             985,382           2,264,308
                                                                       -----------        ------------
Cash and cash equivalents, end of period                               $ 1,035,871        $  1,146,743
                                                                       ===========        ============



              The accompanying notes are an integral part of these
                       consolidated financial statements.

                            JERRY'S FAMOUS DELI, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)


1.   BASIS OF PRESENTATION AND ORGANIZATION:

Basis of Presentation

         The accompanying consolidated financial statements of Jerry's Famous Deli, Incorporated and its subsidiaries ("the Company") for the three and nine months ended September 30, 1999 and September 30, 1998 have been prepared in accordance with generally accepted accounting principles and with the instructions to Form 10-Q and Article 10 of Regulation S-X. These financial statements have not been audited by independent accountants, but include all adjustments (consisting of normal recurring adjustments) which are, in Management's opinion, necessary for a fair presentation of the financial condition, results of operations and cash flows for such periods. However, these results are not necessarily indicative of results for any other interim period or for the full year. The December 31, 1998 consolidated balance sheet is derived from the audited consolidated financial statements included in the Company's December 31, 1998 Form 10-K.

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

         JFD--Inc. and JFD--Encino include the operations of the Southern California restaurants located in Studio City, Encino, Marina del Rey, West Hollywood, Pasadena, Westwood, Sherman Oaks, Woodland Hills, and Costa Mesa.
JFD--Inc. also includes the two Rascal House restaurants located in Miami Beach and Boca Raton, Florida.

Reclassification

         Certain amounts in the previously presented financial statements have been reclassified to conform to the current period presentation.



2.   SUPPLEMENTAL CASH FLOW INFORMATION

                                                                              Nine Months Ended
                                                                              September 30, 1999
                                                                              1999          1998
                                                                              ----          ----
Supplemental cash flow information:
   Cash paid for:
         Interest ......................................................... $809,000     $  900,000
         Income taxes ..................................................... $  2,000     $  311,000

Supplemental information on noncash investing and financing activities:
         Common Stock issued in purchase of Epicure ....................... $     --     $2,395,147

                            JERRY'S FAMOUS DELI, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)


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

4.   IMPACT OF RECENT ACCOUNTING PRONOUNCEMENTS

         In April 1998, the American Institute of Certified Public Accountants ("AICPA") issued Statement of Position ("SOP") 98-5 entitled "Reporting on the Costs of Start-Up Activities." SOP 98-5 requires entities to expense as incurred all start-up and preopening costs that are not otherwise capitalizable as long-lived assets. Restatement of the previously issued financial statements is not permitted by SOP 98-5, and entities are not required to report the pro forma effects of the retroactive application of the new accounting standard. The Company's early adoption of this new accounting principle in 1998 resulted in the recognition of the cumulative effect of the change in accounting principle as a one-time charge against earnings of $132,299, net of related income tax benefit of $65,162, recorded as of January 1, 1998. Thus, the Consolidated Statement of Operations and the Consolidated Statement of Cash Flows for the nine months ended September 30, 1998 have been restated to reflect the change.

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

           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                            AND RESULTS OF OPERATIONS


GENERAL

         The following table presents for the three and nine months ending September 30, 1999 and 1998, the Consolidated Statements of Operations of the Company expressed as percentages of total revenue. The results of operations for the first nine months of 1999 are not necessarily indicative of the results to be expected for the full year ending December 31, 1999.


                                                                 PERCENTAGE OF TOTAL REVENUE
                                                                 ---------------------------
                                                            THREE MONTHS ENDED,      NINE MONTHS ENDED
                                                               SEPTEMBER 30,           SEPTEMBER 30,
                                                            -------------------      -----------------
                                                             1999        1998        1999        1998
                                                             -----       -----       -----       -----
Revenues                                                     100.0%      100.0%      100.0%      100.0%
Cost of sales                                                 34.4        33.8        34.7        32.7
                                                             -----       -----       -----       -----

Gross profit                                                  65.6        66.2        65.3        67.3

Operating expenses
      Labor                                                   35.9        35.9        36.1        35.6
      Occupancy and other                                     15.4        14.7        14.6        14.9
                                                             -----       -----       -----       -----
         Total operating expenses                             51.3        50.6        50.7        50.5
General and administrative expenses                            7.0         7.6         6.7         7.4
Depreciation and amortization expense                          5.3         5.8         4.9         6.5
                                                             -----       -----       -----       -----
         Total expenses                                       63.6        64.0        62.3        64.4
                                                             -----       -----       -----       -----

Income from operations                                         2.0         2.2         3.0         2.9

Interest income                                                0.0         0.0         0.0         0.1
Interest expense                                              (1.8)       (2.1)       (1.8)       (2.0)
Other income, net                                              0.1         0.0         0.0         0.0
                                                             -----       -----       -----       -----
Income before provision for income
      taxes and minority interest                              0.3         0.1         1.2         1.0

Provision (benefit) for income taxes                          (0.2)       (0.2)        0.2         0.2
Minority interest                                              0.3         0.2         0.2         0.2
                                                             -----       -----       -----       -----

Income before cumulative effect of
    change in accounting principle                             0.2         0.1         0.8         0.6
Cumulative effect of change in accounting
     principle                                                --          --          --          (0.3)
                                                             -----       -----       -----       -----

         Net income                                            0.2%        0.1%        0.8%        0.3%
                                                             =====       =====       =====       =====

RESULTS OF OPERATIONS

Three Months Ended September 30, 1999 Compared to Three Months Ended September 30, 1998

         Revenues for the three months ended September 30, 1999 decreased approximately $1,622,000, or 9.4%, to approximately $15,579,000 for the 1999 quarter from approximately $17,201,000 for the 1998 quarter. This decrease was primarily due to: a decrease in sales of approximately $990,000 for the two Rascal House restaurants in Florida; a decrease in sales of approximately $689,000 related to the sale of the Pasadena restaurant, which was sold on May 2, 1999; and, a decrease in revenues of approximately $74,000 for The Epicure Market. Management attributes the decrease in sales in the Florida area primarily due to the temporary closure of the Miami restaurant in the month of September 1999 for remodeling, which contributed approximately $473,000 to the decrease, coupled with increased competition in both the Miami and Boca Raton areas. In addition, the combined decrease was partially offset by an overall increase in same store sales for the eight Southern California stores in operation since July 1, 1998 of approximately $120,000, or 1.2% for the 1999 period. To address the above decreases, the Company believes that the Rascal House remodeling and continued marketing of its restaurants and specific products, consistent with other casual dining and fast food restaurants, will have a positive effect on store sales.

         Cost of sales, which consists primarily of food costs, increased 0.6 percentage points, as a percentage of revenues, to 34.4% for the 1999 quarter from 33.8% for the 1998 quarter.

         Operating expenses, which include all restaurant level operating costs, including, but not limited to, labor, rent, laundry, maintenance, utilities and repairs, as a percentage of revenues, increased 0.7 percentage points to 51.3% for the 1999 quarter from 50.6% for the 1998 quarter. This increase is primarily attributable to occupancy and other, which increased 0.7 percentage points, as a percentage of revenues, to 15.4% for the 1999 quarter from 14.7% for the 1998 quarter. Labor, as a percentage of revenues, remained unchanged at 35.9% for the 1999 quarter as compared to the same period for 1998. Management is taking several steps to control such costs, including the implementation of an incentive program for restaurant managers which is based on a reduction of food and labor costs.

         General and administrative expenses decreased approximately $217,000 or
0.6 percentage points as a percentage of revenues to 7.0% for the 1999 quarter from 7.6% in the 1998 quarter. This decrease is partly the result of a reduction in personnel employed at the Company's corporate headquarters and partly a reduction of corporate overhead expenses.

         Depreciation and amortization expense, as a percentage of revenue, decreased 0.5 percentage points to 5.3% for 1999 from 5.8% for the 1998 quarter. Depreciation expense increased approximately $54,000 for the 1999 quarter as compared to the 1998 quarter. Amortization expense decreased approximately $224,000 for the 1999 quarter as compared to the 1998 quarter primarily due to the change in accounting principle related to preopening costs.

         The decrease in interest expense of approximately $87,000 to approximately $275,000 for the 1999 third quarter from approximately $362,000 for the same 1998 period, resulted from the overall decrease in debt associated with the sale of the Pasadena store.

Nine Months Ended September 30, 1999 Compared to Nine Months Ended September 30, 1998

         Revenues increased approximately $4,367,000, or 9.2%, to approximately $51,927,000 for the 1999 nine-month period from approximately $47,560,000 for the 1998 nine-month period. Epicure, acquired on April 1, 1998, contributed increased revenues of approximately $3,667,000 in 1999. The Boca restaurant, which opened in July 1, 1998, contributed revenues of approximately $2,235,000 to the 1999 period. Revenues for the same eight Southern California restaurants operated during both nine-month periods increased approximately $497,000, or 1.6%. The overall increase was partially offset by the sale of the Pasadena facility, which contributed to a decrease in revenue of approximately $1,185,000. In addition, The Rascal House restaurant in Miami Beach, Florida had decreased revenues of approximately $885,000 for the 1999 period, which is mostly due to the opening of the Boca store and increased competition, coupled with the restaurant being temporarily closed for remodeling for most of September 1999.

         Cost of sales, as a percentage of revenues, increased 2.0 percentage points, to 34.7% for the 1999 period from 32.7% for the 1998 period. This increase is primarily related to The Rascal House restaurants operating with a higher food cost percentage than the stores in California.

         Labor expense, as a percentage of revenues, increased 0.5 percentage point, to 36.1% in 1999 from 35.6% for 1998. Occupancy and other, as a percentage of revenues, decreased 0.3 percentage point, to 14.6% in 1999 from 14.9% for the 1998 period.

         General and administrative expenses, as a percentage of revenues, decreased 0.7 percentage point to 6.7% for 1999 from 7.4% for 1998 due to the reasons discussed above in the quarter-to-quarter analysis.

         Depreciation and amortization expense, as a percentage of revenues, decreased 1.6 percentage points to 4.9% in 1999 from 6.5% in the 1998 period. Depreciation expense decreased approximately $346,000 for the 1999 period as compared to the 1998 period primarily due to the change in life of certain furniture and fixtures from a five-year useful life to an eight-year useful life, effective July 1, 1998. Amortization expense decreased approximately $193,000 for the 1999 period as compared to the 1998 period primarily due to the change in accounting principle related to preopening costs.

         Interest expense increased approximately $16,000, mostly due to the increase in expense on the credit facility as a result of the purchase of Epicure. This increase was partially offset by the decrease in debt from the proceeds of the sale of the Pasadena restaurant.

LIQUIDITY AND CAPITAL RESOURCES

         The Company's capital requirements are primarily for the development, construction and equipping of new restaurants. Generally, the Company leases the property and extensively remodels the existing building. The cost of renovation will depend upon the style of restaurant being converted. Renovation of Jerry's Famous Deli restaurants have cost between $2 million and $3 million per location, or $267 to $400 per square foot. In addition, the Company spent approximately $696,000 pursuant to the Company's stock repurchase program.

         In September 1998, the Company entered into a $15,000,000 credit facility with BankBoston, N.A. in the form of a $9,000,000 term loan and $6,000,000 revolving line of credit. In conjunction with the agreement, the Company repaid certain existing debt with the proceeds from the term loan. The term loan and the revolver mature five years from inception and bear interest at the Eurodollar rate plus a variable percentage margin totaling approximately 7.5% at September 30, 1999. The debt is collateralized by assets of the Company and includes certain financial covenants. In September 1999, the Company and BankBoston, N.A. amended the credit agreement for certain financial covenants and scheduled repayments of the term loans. The Company utilized approximately $560,000 of the credit line in conjunction with the repurchase of approximately $696,000 of its Common Stock during the nine month period ended September 30, 1999. In addition, approximately $3,750,000 from the proceeds of the sale of the Pasadena facility was used to reduce the Company's debt.

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

Item 3.  Quantitative and Qualitative Disclosure About Market Risk.

         Not applicable.

                           PART II - OTHER INFORMATION

Items 1. through 4. Not applicable.

Item 5.  Other Information.

         In September 1999, the Company entered into a Quick Food License Agreement ("Agreement") with Universal Studios CityWalk Hollywood ("Universal") to provide consulting and technical services to Universal in connection with the planning, development, construction, furnishing and equipping of a "Jerry's Famous Deli" type restaurant, located in Universal City. The Agreement has a term of approximately 10 years from the restaurant's opening date, which is currently scheduled for the second quarter of 2000, with certain provisions for options to extend. The Company will earn from Universal a license fee at a specified amount for the first two years of restaurant operations, with an additional fee payable to the Company if certain excess requirements are met. In addition, during all subsequent years the Company will earn an amount equal to a specified percentage of defined "gross sales" of the restaurant. In conjunction with the Agreement, the Company will provide consulting services for a one-time "consulting fee" to be earned and paid by Universal over a period including six full months of continuous operation of the restaurant.

Items 6.  Exhibits and Reports on Form 8-K

         Exhibit
         Number
         ------
         10.45    Quick Food License Agreement, dated as of September 3, 1999, by and between Universal Studios CityWalk Hollywood, a
                  division of Universal Studios, Inc. and Jerry's Famous Deli,
                  Inc.

         10.46    Fourth Amendment to Credit Agreement, dated as of September
                  30, 1999, by and among Jerry's Famous Deli, Inc. and
                  BankBoston, N.A.

                                   SIGNATURES


         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                   JERRY'S FAMOUS DELI, INC.



Date: November 12, 1999            By: /s/  Isaac Starkman
                                       ------------------------------------
                                            Isaac Starkman
                                            Chief Executive Officer and Chairman
                                            of the Board of Directors



                                   By: /s/  Christina Sterling
                                       ------------------------------------
                                            Christina Sterling
                                            Chief Financial Officer