Form 10-K405
period 1999-12-31
JERRYS FAMOUS DELI INC
filed 2000-03-29
CIK 948308

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-K
                       THE SECURITIES EXCHANGE ACT OF 1934

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 [FEE REQUIRED]

                   For the fiscal year ended December 31, 1999
                                       OR

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

        Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. YES[X] NO[ ].

        Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES[X] NO[ ].

        The number of shares of common stock of the Registrant outstanding as of February 29, 2000: 4,673,063 shares.

        The aggregate market value of the outstanding common stock of the Registrant held by non-affiliates of the Registrant, based on the market price at February 29, 2000, was approximately $6,904,159.

                       Documents Incorporated by Reference

        Certain portions of the following documents are incorporated by reference into Part III of this Form 10-K: The Registrant's Proxy Statement for the Annual Meeting of Shareholders to be held May 19, 2000.

                            JERRY'S FAMOUS DELI, INC.

                                     PART I

ITEM 1. BUSINESS

THE COMPANY

        Jerry's Famous Deli, Inc. (the "Company" or "JFD") is an operator of New York deli-style restaurants and a gourmet market. The Company currently operates 10 restaurants, including seven in Southern California operating under the name "Jerry's Famous Deli," one in Southern California operating under the name "Solley's" and two in Southern Florida operating under the name Wolfie Cohen's Rascal House ("Rascal House"). The Company also operates The Epicure Market ("Epicure"), a specialty gourmet market located in Miami Beach, Florida.

        In Southern California, the seven Jerry's Famous Deli restaurants have the look and high energy feel of a New York deli-style restaurant, with Broadway as the theme, and posters and colored klieg lighting creating the setting. The Solley's restaurant in Sherman Oaks, California retains the smaller, family atmosphere its patrons enjoyed for years before it was acquired by the Company in 1996. The Rascal House in Miami Beach, Florida, has its own unique character that has been popular for over 40 years, and the Company added another in Boca Raton, Florida which opened in July 1998. However, the true strength of all of the Company's restaurants is in the execution of the extraordinary menus. At Jerry's Famous Deli restaurants, customers can choose from a menu of over 600 items, while at Solley's and Rascal House, customers can enjoy their old favorites, along with many of the Jerry's Famous Deli menu items, all prepared with consistency and quality at every location. People come to a Jerry's, Solley's or Rascal House for the food, and they expect their favorite item the same way every time at each location. The Company depends heavily on its repeat customers, and it emphasizes consistency, quality and cleanliness in an atmosphere acceptable to the whole family, and appealing to the very different demographics in the clientele at different times of the day. Each of the Company's restaurants offer moderately priced, high quality food for in-store eating, take-out, delivery or catering services, seven days a week operation, and high energy ambiance. Epicure is a gourmet market that has been in operation for over 50 years, which serves fresh hot-cooked food and soups, juices, salads and numerous bakery products all prepared on the premises. Epicure also has traditional delicatessen fare, along with fresh produce and specialty wines and cheeses.

        The seven Jerry's Famous Deli restaurants in operation at December 31, 1999 had average sales of approximately $5.4 million per location for the year ended December 31, 1999. Solley's had sales of approximately $3.8 million, and the Rascal House restaurants had average sales of approximately $6.5 million for the year ended December 31, 1999. Epicure had sales of approximately $15.1 million for the year ended December 31, 1999.

        In 1999, the Company continued with operational changes which appear to have resulted in significant improvements at the restaurant level. However, the price of the Company's stock continued to deteriorate. In order to avoid delisting from the Nasdaq National Market, the Company effected a one-for-three reverse stock split on February 9, 2000, reducing the total number of issued and outstanding shares from 14,019,203 to 4,673,068 and moved its listing from the Nasdaq National Market to the Nasdaq SmallCap Market. (Except as specifically indicated, all share and per share information in this report have been adjusted to give retroactive effect to the reverse stock split.)

        In light of the market conditions for the Company's stock, and other restaurant industry and non-technology stocks, the Company and the Board of Directors has engaged in an ongoing review of all strategic alternatives. At this point the Company is not necessarily going to aggressively seek expansion by development of new restaurants or stores, at least while the strategy is under review. The Company will continue to seek attractive licensing opportunities with shopping mall food court operations, such as it has made in Naples, Florida and at Universal CityWalk in Universal City, California.

        Management and the Board of Directors will continue to examine all strategic alternatives and, in that regard, continue to have discussions with professional advisers. The Company may still seek to expand and will continue to review opportunities for acquisition of sites for expansion of existing deli style operations available for acquisition to determine if particularly attractive situations are available, especially in its core areas of operation in Southern Florida and Southern California. Management may consider additional public or private offerings of equity or additional debt financing to fund its future expansion. However, there is no assurance that a growth strategy will be pursued or additional capital will be available to finance growth. See "Risk Factors." The Company may determine the best course is to use any positive cash flow to improve its financial condition, putting the Company in a better position to be opportunistic in taking advantage of future opportunities. The Company may determine to use available cash for dividends or other actions, including additional stock repurchases, to try to enhance shareholder value. The Company may pursue mergers or acquisitions or asset or other sale possibilities, although previous investigation of potential sale opportunities did not indicate satisfactory potential.

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

        In October 1995, the Company completed its initial public offering of 651,667 shares of Common Stock (the "Public Offering"), which resulted in net proceeds of approximately $9.2 million. The proceeds of the Public Offering were used to finance the opening of new restaurants in 1996.

        The Company opened two new Jerry's Famous Deli restaurants in the first half of 1996, in Pasadena, California (February 1996) and Westwood, California (June 1996). The Pasadena restaurant was subsequently sold on May 2, 1999. The Company purchased two existing restaurants and an adjoining bakery in Sherman Oaks, California, and Woodland Hills, California, in July 1996. The Sherman Oaks restaurant has continued to operate under the name "Solley's," and the Woodland Hills restaurant was closed for renovation and reopened in December 1996 as a Jerry's Famous Deli.

        In August and November of 1996, the Company sold 12,000 convertible preferred shares to affiliates of Waterton Management, LLC ("Waterton"), raising approximately $11 million. The proceeds of these issuances, together with bank borrowings, were used in connection with the Company's acquisition, renovation and opening of new restaurants. In December 1996 and March 1997, all of the outstanding preferred shares were converted into a total of 1,218,802 shares of Common Stock. Concurrently with the conversion, the Company entered into a consulting agreement with Kenneth J. Abdalla, a director of the Company and managing member of Waterton, to act as the Company's President and to provide advice and consultation with respect to sites to be leased or purchased or other assets or entities to be acquired by the Company. The consulting agreement has been extended through December 31, 2000.

        In September 1996, the Company purchased the real property, building and restaurant business of "Wolfie Cohen's Rascal House," a well known deli-style restaurant in Miami Beach, Florida, which the Company has operated and intends to continue to operate under the name "Wolfie Cohen's Rascal House." The Company substantially retained and expanded upon the menu and operating format of the restaurant, but the hours of operation have been expanded. In addition, the restaurant implemented delivery service, taking call-in orders for take out, and taking charge cards, all of which were not previously done at Rascal House.

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

        On April 1, 1998, the Company purchased The Epicure Market of Miami Beach, Florida, a family-owned specialty gourmet food market which has been in operation for more than 50 years. The total purchase price for the business was approximately $7.1 million in cash and 311,503 shares of the Company's common stock (valued at approximately $2,395,147). Concurrently with the purchase, the Company entered into a 20-year term lease agreement with additional options to renew with affiliates of the seller and five-year term employment agreements with the two family members who, together with their family, have managed the market for over 50 years. In November 1998, Mitchell Thal, one of the previous owners of Epicure, left the Company to pursue other interests. In addition, the Company plans to increase the interior sales area of the market, install seating for in-house dining, increase store operating hours, and expand into delivery, catering and home meal replacement. Epicure has begun to supply some of its homemade cooked foods to its Rascal House restaurant in Boca Raton.

        In September 1998, the Company retained the services of an outside consultant with significant restaurant industry experience in an effort to increase revenues. The consultant, with over 26 years in the industry, has clients that include numerous family, midscale, and casual dining restaurant chains. The consultant completed an overall analysis of the Company's operations, including customer service, menu pricing and review, and general operating policies and procedures. To date, the Company has implemented many of the consultant's recommendations, which have focused mostly on improving customer service, formalizing training procedures, and improving communication within the restaurants. The Company has seen immediate results from these recommendations, as evidenced by favorable feedback from customers, and overall same store sales increases.

        In September 1998, the Company initiated a stock repurchase program to buyback up to $300,000 in the Company's common stock, which it subsequently increased to $1,000,000 in November 1998 and to $2,000,000 in March 1999. The Company believes that at its current market price the Common Stock remains an excellent value and that it is therefore in the best interest of the Company to repurchase the shares. To date, the Company has repurchased approximately 375,000 shares.

RECENT DEVELOPMENTS

        In January 1999, the Company entered into a license agreement with CA One Services, Inc., a well known national food operator, to license the "Wolfie Cohen's Rascal House" concept for one shopping mall food court in Naples, Florida. The facility opened on March 23, 1999.

        On May 2, 1999, the Company closed escrow on the sale of its Pasadena restaurant facility. The gross proceeds from the sale were $4,120,000 which resulted in no significant gain or loss. Of these proceeds, approximately $3,750,000 was used to reduce the Company's debt and the remaining proceeds were applied to other related costs of the sale.

        In September 1999, the Company entered into a Quick Food License Agreement ("Agreement") with Universal Studios CityWalk Hollywood ("Universal") to provide consulting and technical services to Universal in connection with the planning, development, construction, furnishing and equipping of a "Jerry's Famous Deli" type restaurant, located in Universal City, California. The Agreement has a term of approximately 10 years from the restaurant's opening date, with certain provisions for options to extend. The restaurant opened March 21, 2000. The Company will earn from

Universal a licensing fee at a specified amount for the first two years of restaurant operations, with an additional fee payable to the Company if certain excess requirements are met. In addition, during all subsequent years the Company will earn an amount equal to a specified percentage of defined "gross sales" of the restaurant.

        On February 9, 2000, the Company effected a one-for-three reverse stock split. The purpose of the reverse split was to qualify the Company's stock for listing on the Nasdaq SmallCap Market since a decreasing share price and public float had resulted in a notice of delisting from the Nasdaq National Market and the Company's shares were required to have a bid price over $1 per share to move the listing to the SmallCap Market. As of February 3, 2000, the Company's stock is being traded over the Nasdaq SmallCap Market instead of the Nasdaq National Market.

EXISTING FACILITIES

        The Company operates seven Jerry's Famous Deli restaurants in Southern California, each of which features a New York Broadway theme, with an array of lighting, posters and decor giving a "theatrical" setting. Each of the Jerry's restaurants has a large deli style take-out counter displaying a wide range of deli meats, salads and other prepared foods, along with a bakery display. Most of the Southern California restaurants, including Solley's, provide attractive patio dining, where smoking is permitted, and strategically placed televisions, generally showing sports events, which add to the casual atmosphere. The Company's eight Southern California restaurants in operation at the end of 1999 averaged approximately 7,488 square feet of dining and kitchen space and 326 seats.

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

        Annual sales for 1999 for each of the seven Jerry's Famous Deli restaurants open during all of 1999 ranged from approximately $3.9 million for the Encino restaurant, with 302 seats, to approximately $7.6 million for the Studio City restaurant, with 342 seats. Annual sales at Solley's in Sherman Oaks, California totaled approximately $3.8 million, with 160 seats. Annual sales at the Rascal House restaurants in Miami Beach and Boca Raton, Florida for 1999 totaled approximately $8.0 million, with 375 seats and $4.9 million, with 325 seats, respectively. Annual sales at the Epicure Market in Southern Florida for 1999 totaled approximately $15.1 million. Management believes that the Company's high sales volume per restaurant coupled with efficient cost controls enable the Company to offer an excellent value, while permitting the Company to maintain strong operating margins. Based upon its ability to replicate the Jerry's Famous Deli concept in Southern California and the Rascal House concept in Southern Florida, and acquisition of Solley's, The Rascal House in Miami Beach, and The Epicure Market in Southern Florida, management believes that it can acquire other famous brand name deli-style restaurants and markets in larger metropolitan areas and achieve operating efficiencies through its management of those operations. All of the Company's restaurants and markets will offer an extensive menu of high quality food for moderate prices in a distinctive environment with superior service.

INDUSTRY BACKGROUND

        Trade magazines estimate that 1999 restaurant industry sales were approximately $358 billion. Within the industry, the casual dining segment includes restaurants with full table service, a variety of contemporary foods, moderate prices and surroundings that appeal to families and a variety of customers. According to the National Restaurant Association Survey for 1999, full service restaurant sales exceeded $121 billion in 1999.

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

        The Company seeks to distinguish itself from its competitors in the moderately priced, casual dining market segment by offering the following:

        o an extensive menu at each of its restaurants emphasizing traditional deli type fare (such as pastrami, corned beef, roast beef and turkey sandwiches, knishes, blintzes, chopped liver, lox and bagels, chicken soup, knockwurst and hot dogs), as well as pastas, salads, omelettes, fresh baked breads and desserts, burgers, chicken and steaks. All menu selections are prepared with high quality fresh ingredients, attractively presented in generous portions at moderate prices;

        o a full selection of freshly baked breads, bagels, danishes and desserts mainly from the Company's own bakeries;

        o a comfortable and attractive setting, in which each of the Company's brand name restaurant groups has its own distinctive character; and

        o       take-out, delivery and catering service.

        The Studio City, Marina del Rey, West Hollywood, Westwood, Woodland Hills, Costa Mesa and Rascal House restaurants have alcoholic beverages available at the table with meals and maintain a full-service bar at which all menu selections are available. The Encino and Sherman Oaks locations offer wine and beer service only. The availability of alcoholic beverages is intended to complement the meal service and is not a primary focus of the restaurant operations at any location. Sale of alcoholic beverages in 1999 accounted for approximately 3% of the Company's restaurant revenues.

FUTURE DEVELOPMENT STRATEGY

        The Company's growth strategy has been to acquire and expand on well-known brand name restaurants and markets located in major metropolitan areas throughout the United States. With the opening of Jerry's Famous Deli in Costa Mesa, California, the Company executed the initial phase of expansion strategy for the Jerry's Famous Deli concept. With the acquisitions of Solley's Deli in 1996, the Rascal House in 1996, The Epicure Market in April 1998, and the conversion of the second Rascal House in Boca Raton, the Company executed the second phase of its overall expansion strategy, which is to acquire and expand upon other popular deli-style restaurants and markets, in addition to developing new locations for each of its brand names.

        However, in light of the market conditions for the Company's stock, and other restaurant industry and non-technology stocks, the Company and the Board of Directors has engaged in an ongoing review of all strategic alternatives and of the prior overall growth strategy. At this point the Company is not necessarily going to aggressively seek expansion by development of new restaurants or stores, at least while the strategy is under review. The Company will continue to seek attractive licensing opportunities with shopping mall food court operations, such as it has made in Naples, Florida and at Universal CityWalk in Universal City, California.

        Management and the Board of Directors will continue to examine all strategic alternatives and, in that regard, continue to have discussions with professional advisers. The Company may still seek to expand and will continue to review opportunities for acquisition of sites for expansion of existing deli style operations available for acquisition to determine if particularly attractive situations are available, especially in its core areas of operation in Southern Florida and Southern California. Management may consider additional public or private offerings of equity or additional debt financing to fund its future expansion. However, there is no assurance that a growth strategy will be pursued or additional capital will be available to finance growth. See "Risk Factors." The Company may determine the best course is to use any positive cash flow to improve its financial condition, putting the Company in a better position to be opportunistic in taking advantage of future opportunities. The Company may determine to use available cash for dividends or other actions, including additional stock repurchases, to try to enhance shareholder value. The Company may pursue mergers or acquisitions or asset or other sale possibilities, although previous investigation of potential sale opportunities did not indicate satisfactory potential.

        Management still believes there are many deli-style restaurants and gourmet markets in cities around the country with excellent market presence, clientele and staff, and a first or second generation ownership with no exit strategy. The Company may still seek to acquire locations with cash, and stock if appropriate, to provide these owners with an exit. The Company will refurbish restaurants and markets it acquires but will seek to retain their distinctive atmosphere. In addition, the Company will consider the expansion of the restaurant's menu if appropriate. The goal of each brand name restaurant or market acquisition will be to maintain the existing clientele while attracting new business. The acquisition of existing businesses allows a shorter conversion time, immediate revenues, a ready pool of staffing and penetration of a market with an initial clientele in a place that does not have to be lured away from a competitor. Management believes it can acquire existing restaurants and immediately cut food costs by using its national vendor contracts to cut prices, using its cash position to take advantage of discounts and using its computer systems to cut waste in ordering and from other losses. Management further believes it can enhance profitability with its superior charge card processing arrangements, extended hours of operation, expanding delivery and takeout if it is not already in place and by attracting additional clientele with the broader menu.

        In terms of evaluating sites for development of new restaurants and markets using one of the Company's brand names, the Company will consider many factors, including demographic information, visibility, traffic patterns, accessibility, proximity to shopping areas, office parks, tourist attractions, residential and commercial development, and area growth prospects and trends.

        Future anticipated capital needs, primarily for development or acquisition of restaurants, cannot be projected with certainty. The Company generally intends, if expansion is pursued, to seek leased locations. Renovation cost for each restaurant will depend in large part upon the style of restaurant being developed. Jerry's Famous Deli restaurant refurbishment costs generally are between $2.0 million to $3.0 million per location, or $267 to $400 per square foot to build out, including renovation, furniture, fixtures, equipment, and pre-opening costs.

        To date, the Company has relied upon bank borrowings, landlord financing and equity contributions from its shareholders and the proceeds of public and private offerings of common and preferred stock to fund growth. The Company may consider additional public or private offerings of additional common stock or preferred stock or debt to fund any future expansion plans.

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

        The Company has applied many of its operating systems and procedures to the operation of The Epicure Market. In addition, the Company had retained the expertise of its then current owner-operators, Harry and Mitchell Thal, who, together with their family, have operated The Epicure Market for over 50 years. In November 1998, Mitchell Thal resigned from the Company to pursue other interests.

        TAKE-OUT AND DELIVERY OPERATIONS

        The Company's take-out and delivery service is a significant and popular feature of each restaurant and is estimated by management to currently account for approximately 20% of JFD's total revenue. The take-out counters, with their displays of deli meats, salads, other prepared foods and bakery items, are located in close proximity to the entrance of each restaurant. Therefore, upon entering the restaurant the customer can view a full array of appetizers, deli meats, salads, fish, and freshly baked breads and desserts. All menu items are available for take-out and delivery. Take-out service is available at each restaurant and delivery service is typically available from 6:00 a.m. to 1:00 a.m. daily.

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

EMPLOYEES

        As of February 27, 2000, the Company employed approximately 1,650 employees at its ten restaurants and one gourmet market. The Company also employs approximately 20 persons at its corporate administrative office. Historically, the Company has experienced relatively low turnover of key management employees. The Company believes that it maintains favorable relations with its employees. There are no unions or collective bargaining arrangements.

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

        Purchased Restaurant Properties. The Company owns the land and buildings of its Marina del Rey Jerry's Famous Deli restaurant and the Rascal House restaurant in Miami Beach. The Company owns a parking lot at Epicure. In April 1995, the Company purchased the Pasadena restaurant site located at 42 South Delacey Street for $1,675,000. The Company completed construction of a 7,400 square foot building at a cost of approximately $2,894,000, and the new restaurant opened on February 20, 1996. The Pasadena property was sold on May 2, 1999 with no significant gain or loss recognized. In March 1996, the Company purchased the Marina del Rey property including the 9,300 square foot, 405 seat Jerry's Famous Deli restaurant which has been in operation since 1991, for a total purchase price of $3,963,510, paid $713,510 in cash and $3,250,000 in the form of a collateralized promissory note payable to the Marina landlord. The note payable to the Marina landlord provides for interest only payments for five years at 9% per annum, and for principal and accrued interest to be paid in full on March 27, 2001. In September 1996, as part of the purchase of Wolfie Cohen's Rascal House in Miami, Florida, the Company purchased 2.21 acres of land and the 23,000 square foot two story restaurant building. The total purchase price of the real estate, fixtures and equipment of $4,750,000 was paid in full at closing.

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

        The cost of opening a new Jerry's Famous Deli restaurant in a leased building, depending upon the location and condition of the premises, has ranged from approximately $2.0 million to $3.0 million, or $267 to $400 per square foot, including renovation, furniture, fixtures, equipment, and pre-opening costs and depending in part upon tenant improvement allowances. To date, the Company has relied upon bank borrowings, landlord financing and sale of its common and preferred stock to finance new restaurants. The Company intends to rely upon financing raised in possible future debt or equity offerings, real estate financing transactions and additional lines of credit as available, to fund future expansion plans.

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

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

        No matters were submitted to a vote of shareholders in the fourth quarter of 1999. However, the reverse stock split discussed above was approved by a majority of the shareholders in an action taken by written consent in January 2000.

EXECUTIVE OFFICERS

        The following table sets forth certain information concerning the Company's executive officers.


NAME                            AGE                                     POSITION

Isaac Starkman                  62                    Director, Chief Executive Officer, Secretary
                                                      and Chairman of the Board

Kenneth Abdalla                 36                    President and Director

Christina Sterling              55                    Chief Financial Officer

Guy Starkman                    29                    Director, Director of Operations, and
                                                      Vice-President

Jason Starkman                  25                    Director, Management Information Systems
                                                      Director, Vice-President

Ami Saffron                     42                    Director of Development, Vice-President

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

        Mr. Kenneth Abdalla became a Director of the Company in December 1996 and President of the Company on March 27, 1997. As President of the Company, Mr. Abdalla provides limited services to the Company in connection with restaurant acquisitions pursuant to a contract which has been extended through December 31, 2000. Mr. Abdalla is the founder and managing member of Waterton Management, LLC, a private investment firm established in July 1995. Mr. Abdalla was a Vice President at Salomon Brothers, Inc., where he managed a team of professionals in the private investment department. Mr. Abdalla obtained a Bachelor of Science degree from the University of the Pacific in 1986.

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

        Mr. Guy Starkman has been involved with the general operations of the Company since 1987. He became employed by the Company on a full-time basis as Director of Operations in 1989, and has been a Director of the Company and Vice President since January 1995. Mr. Starkman is generally responsible for the overall operations of the restaurants. Specifically, Mr. Starkman negotiates with vendors, reviews purchases at each restaurant, oversees the delivery fleet and participates in major personnel decisions. Mr. Starkman studied Business Administration at the University of Southern California, and is the son of Isaac Starkman.

        Mr. Jason Starkman has been involved with the general operations of the Company since 1989. He became employed by the Company on a full-time basis as Director of Management Information Systems in June 1992, in which position he has been directly responsible for the automation of the Company's restaurant information systems. He has been a Director and Vice-President of the Company since January 1995, and is the son of Isaac Starkman. During 1999, Jason relocated to Florida where his responsibilities have increased to overseeing the Florida operations.

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

                                     PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

        From October 22, 1995 and until February 2, 2000, the Company's Common Stock was traded on the Nasdaq National Market. Commencing February 3, 2000, the Company's Common Stock has been traded on the Nasdaq SmallCap Market. The high and low sales prices for the Common Stock during the eight most recent quarters are as follows:

                                       High           Low
                                       ----           ---
March 31, 1998                        $10.50        $6.75
June 30, 1998                         $ 7.88        $5.06
September 30, 1998                    $ 6.09        $2.53
December 31, 1998                     $ 4.88        $1.78

March 31, 1999                        $ 6.19        $2.63
June 30, 1999                         $ 4.78        $3.00
September 30, 1999                    $ 4.50        $2.63
December 31, 1999                     $ 3.19        $1.69


        On February 29, 2000, the closing sale price for the Common Stock reported on the Nasdaq SmallCap Market was $5.13 per share. The Company's Common Stock is traded on the Nasdaq SmallCap Market under the symbol "DELI."

        As of February 29, 2000, there were 151 shareholders of record of the Common Stock.

DIVIDEND POLICY FOR COMMON STOCK

        The Company has not paid any dividends since it became a public company and may not pay any cash dividends in respect of the Common Stock in the future, although all strategic issues are under review. In addition, the Company's line of credit with BankBoston, N.A. requires the bank's consent before the payment of any dividends, which consent may not be unreasonably withheld.

ITEM 6. SELECTED CONSOLIDATED FINANCIAL DATA

        The selected financial data presented below for the years ended December 31, 1999, 1998, 1997, 1996 and 1995 are derived from the consolidated December 31 (1999, 1998, 1997, 1996 and 1995) financial statements (hereafter "consolidated financial statements") of the Company.




                                                                                 Year Ended December 31,
                                                                 1999         1998         1997         1996         1995
                                                               --------     --------     --------     --------     --------
                                                                (dollars in thousands except under Earnings Per Share Data,
                                                                       Pro Forma Data and Restaurant Operating Data)
INCOME STATEMENT DATA:
Revenues                                                       $ 70,675     $ 66,583     $ 56,418     $ 40,160     $ 28,030
Cost of sales                                                    24,729       22,408       17,508       12,480        9,168
                                                               --------     --------     --------     --------     --------
Gross profit                                                     45,946       44,175       38,910       27,680       18,862

Operating expenses                                               35,217       33,849       28,769       19,951       13,634
General and administrative expenses                               4,748        4,832        4,839        4,180        2,924
Restaurant concept discontinuation costs                             --           --           --           --          137
Preopening expenses                                                  --          538           --           --           --
Depreciation and amortization expenses                            3,356        3,730        3,870        2,114          977
                                                               --------     --------     --------     --------     --------

Income from operations                                            2,625        1,226        1,432        1,435        1,190

Interest expense, net                                             1,213        1,255          600          366          110
Other, net                                                          214          167          135          206          111
                                                               --------     --------     --------     --------     --------
Income (loss) before items below                                  1,198         (196)         697          863          969
Income tax (provision) benefit                                     (288)          65         (134)        (284)        (187)
                                                               --------     --------     --------     --------     --------
Income (loss) before cumulative effect of a change in
   accounting principle                                        $    910     $   (131)    $    563     $    579     $    782
Cumulative effect of change in accounting principle,
   net of tax benefit of $65,162                                     --         (133)          --           --           --
                                                               --------     --------     --------     --------     --------
Net income (loss)                                              $    910     $   (264)    $    563     $    579     $    782
                                                               ========     ========     ========     ========     ========

EARNINGS PER SHARE DATA:
Preferred stock
   Cash dividends paid or accrued                                                                     $   (227)
   Accounting deemed dividend (4)                                                                       (5,000)
                                                                                                      --------
Net loss applicable to common stock                                                                   $ (4,648)
                                                                                                      ========

Net income (loss) per share
          Net income - Basic                                                                          $   0.17
                                                                                                      --------
Preferred stock:
   Cash dividends paid or accrued - Basic                                                             $  (0.07)
   Accounting deemed dividend (4) - Basic                                                             $  (1.44)
                                                                                                      --------
                                                                                                      $  (1.51)
                                                                                                      --------
Basic
Net income (loss) per share before cumulative effect
  of an accounting change applicable to common stock             $ 0.19      $ (0.02)      $ 0.13     $  (1.34)
Cumulative effect of change in accounting principle                  --        (0.03)          --            -
                                                               --------     --------     --------     --------
Net income (loss) per share applicable to common stock           $ 0.19      $ (0.05)      $ 0.13     $  (1.34)
                                                               --------     --------     --------     --------

Net income (loss) per share
          Net income - Diluted                                                                          $      0.16
                                                                                                        -----------
Preferred stock:
   Cash dividends paid or accrued - Diluted                                                             $     (0.06)
   Accounting deemed dividend (4) - Diluted                                                             $     (1.43)
                                                                                                        -----------
                                                                                                        $     (1.49)
                                                                                                        -----------
Diluted
Net income (loss) per share before cumulative effect
  of an accounting change applicable to common stock     $      0.19     $     (0.02)    $      0.13    $     (1.33)
Cumulative effect of change in accounting principle               --     $     (0.03)    $        --             --
                                                         -----------     -----------     -----------    -----------
Net income (loss) per share applicable to common stock   $      0.19     $     (0.05)    $      0.13    $     (1.33)
                                                         -----------     -----------     -----------    -----------

Weighted average common shares
   outstanding - Basic                                      4,719,274       4,956,582       4,456,666      3,470,687
Weighted average common shares
   outstanding - Diluted                                    4,724,468       4,975,636       4,473,032      3,508,507

PRO FORMA DATA (1):
          Pro forma net income per common share - Basic                                                                 $      0.23
          Pro forma common shares outstanding - Basic                                                                     3,462,084

RESTAURANT OPERATING DATA (2):
For restaurants open for the full year:
         Average sales per restaurant                     $ 5,445,673     $ 5,286,187     $ 6,040,515    $ 6,842,542    $ 6,922,618
         Average sales per seat                           $    16,457     $    16,097     $    18,373    $    19,221    $    19,494
         Average sales per square foot                    $       657     $       655     $       780    $       939    $       922
Total number of restaurants open for the full year                 10              10               9              4              4

Total number of restaurants open at end of year                    10              11              10              9              4

BALANCE SHEET DATA (END OF YEAR):
Working capital (deficit)                                 $    (2,972)    $    (2,421)    $       208    $       103    $     3,845
Total assets                                              $    45,148     $    48,993     $    37,978    $    36,563    $    18,782
Total debt (including current portion)                    $    12,743     $    17,188     $     8,442    $     6,559    $     2,430
Minority interest (3)                                     $       677     $       555     $       480    $       441    $       263
Equity                                                    $    26,073     $    25,859     $    24,576    $    23,624    $    12,766

The unaudited pro forma basic net income per share is presented as if the Company was publicly traded for the entire fiscal year ended 1995. All share and per share amounts have been adjusted to reflect the one-for-three reverse split which took place on February 9, 2000.

(1) Pro forma net income per common basic share was calculated using net income and based on as if the 3,462,084 shares of common stock were outstanding for all of fiscal year 1995. The pro forma shares outstanding are based on (i) 2,486,667 shares outstanding at December 31, 1994, (ii) 13,333 shares issued on January 9, 1995, per the terms of a consulting agreement, (iii) 310,417 shares sold through a private placement completed in March 1995 and (iv) an additional 651,667 shares sold in the Public Offering in October 1995.

(2) Determined as total sales divided by the number of all restaurants open for the full period, total seats, and total square feet. Four restaurants were open for the full year in 1995 and 1996, nine for the full year 1997 and ten for the full year 1998 and 1999. Total seats is based upon the typical seating configuration of each restaurant. Seating configurations in each restaurant are subject to change. Square foot data is based on approximate square feet for the kitchen and dining room area.

(3) The minority interest represents the other limited partners and the other general partner's interest in the Encino restaurant. The minority interest share represents the other limited partners' 67.45% share (through November 15, 1999 and 64.84% share thereafter) and the other general partner's 5% share of accumulated net income or loss and dividends.

(4) In 1996, in accordance with the recent Securities and Exchange Commission position regarding accounting for Preferred Stock which is convertible at a discount from market price for Common Stock, the Company has reflected an accounting "deemed dividend." This accounting deemed dividend, which relates to the issuance of the Preferred Stock which has been reflected in the third and fourth quarters of 1996, is a non-cash, non-recurring accounting entry for determining income (loss) applicable to common stock and income (loss) per share.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

        The following discussion and analysis of the Company's consolidated financial condition and results of operations for the fiscal years ended December 31, 1999, 1998 and 1997 should be read in conjunction with the Company's consolidated financial statements and related notes thereto included elsewhere in this report.

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

        The Company's revenues are derived primarily from food and beverage sales at its ten restaurants and The Epicure Market. As of December 31, 1999, the Company owned the following restaurants, except the Encino restaurant in which it owns a general partner's and a limited partner's interest:

               Location                           Date Opened or Acquired
               --------                           -----------------------
               Studio City, CA                    November 1, 1978
               Encino, CA                         July 25, 1989
               Marina del Rey, CA                 July 23, 1991
               West Hollywood, CA                 January 18, 1994
               Westwood, CA                       June 18, 1996
               Woodland Hills, CA                 July  1, 1996
               Sherman Oaks, CA (Solley's)        July  1, 1996
               Miami Beach, FL (Rascal House)     September 9, 1996*
               Costa Mesa, CA                     August 19, 1997
               The Epicure Market, FL             April 1, 1998
               Boca Raton, FL (Rascal House)      July 1, 1998

        *Miami Beach (Rascal House) was closed for renovation during September 1999.

        The Company's expenses consist primarily of food and beverage costs, operating costs (consisting of salaries, rent and occupancy expenses), general and administrative expenses, interest expense and depreciation and amortization expenses.

        Certain preopening costs, including direct and incremental costs associated with the opening of a new restaurant, historically were amortized over a period of one year from the opening date of such restaurant. These costs include primarily those incurred to train a new restaurant management team and the food, beverage and supply costs incurred to perform testing of all equipment, concept systems and recipes. In addition, the Company had organization costs which were being amortized over a five-year life. The Company adopted Statement of Position ("SOP") 98-5 in 1998, which requires entities to expense as incurred all start-up (including organization) and preopening costs that are not otherwise capitalizable as long-lived assets. The Company's adoption, in 1998, of the accounting principle resulted in the recognition of a cumulative effect of a change in accounting principle as a one-time charge against earnings, net of any related tax effect. As of December 31, 1997 and 1996, unamortized preopening costs incurred in connection with the opening or remodeling of restaurants were approximately $105,000 and $550,000, respectively. Furthermore, unamortized organization costs were approximately $92,000 and $104,000 at December 31, 1997 and 1996, respectively. The net cumulative pre-tax effect of the change in accounting principle is approximately $197,000, which represents the unamortized balance of preopening and organization costs at December 31, 1997.

        The Company owns both the land and the building for its restaurants located in Marina del Rey and Miami Beach; all other restaurant locations are leased. The Company owns a parking lot at Epicure. All the Company's restaurants except the Encino restaurant are wholly-owned. Epicure is operated by a wholly-owned subsidiary, National Deli Corporation. The Encino restaurant is owned and operated through JFD-Encino, a limited partnership of which a wholly-owned subsidiary of the Company is the 80% co-general partner and a 10.15% limited partner. The general partners of JFD-Encino are entitled to 25% of the net income, loss or dividends of the Encino restaurant and the limited partners are entitled to the remaining 75% until the limited partners have received a return of 100% of their capital plus a cumulative return of 10% per annum. After payout of the limited partners' initial contributed capital, the general partners are entitled to 65% of the net income or loss of the Encino restaurant and the limited partners are entitled to the remaining 35%. The Company consolidated the financial statements of the Encino restaurant and separately stated the effect of minority interests in the Consolidated Balance Sheets and Consolidated Statements of Operations based upon the Company's current operating control of the Encino restaurant.

RESULTS OF OPERATIONS

        The following table presents for the last three fiscal years the Consolidated Statements of Operations of the Company expressed as percentages of total revenue.

                                                             Percentage of Total Revenues
                                                               Years Ended December 31,
                                                         -----------------------------------
                                                          1999          1998          1997
                                                         ------        ------        ------
Revenues                                                  100.0%        100.0%        100.0%

Cost of sales
        Food                                               33.1          31.9          28.5
        Other                                               1.9           1.8           2.5
                                                         ------        ------        ------

Total cost of sales                                        35.0          33.7          31.0
                                                         ------        ------        ------

Gross profit                                               65.0          66.3          69.0

Operating expenses
        Labor                                              35.4          35.6          36.7
        Occupancy and other                                14.5          15.3          14.3
                                                         ------        ------        ------

Total operating expenses                                   49.9          50.9          51.0

General and administrative expenses                         6.7           7.2           8.6

Preopening expenses                                         0.0           0.8           0.0

Depreciation and amortization expense                       4.7           5.6           6.9
                                                         ------        ------        ------

Total expenses                                             61.3          64.5          66.5
                                                         ------        ------        ------

Income from operations                                      3.7           1.8           2.5

Interest expense, net                                      (1.7)         (1.8)         (1.0)
                                                         ------        ------        ------
Income before provision for income taxes and
minority interest                                           2.0           0.0           1.5

Income tax (provision) benefit                             (0.4)          0.1          (0.3)

Minority interest                                          (0.3)         (0.3)         (0.2)
                                                         ------        ------        ------

Income (loss) before cumulative effect of change in
accounting principle                                        1.3          (0.2)          1.0
                                                         ------        ------        ------

Cumulative effect of change in accounting principle         0.0          (0.2)          0.0
                                                         ------        ------        ------

        Net income (loss)                                   1.3%        (0.4)%          1.0%
                                                         ======        ======        =======

Fiscal Year 1999 Compared to Fiscal Year 1998

        Total revenues increased approximately $4,092,000, or 6.1%, to approximately $70,675,000 for 1999 from $66,583,000 for 1998. Included in this increase is approximately $15,087,000 in revenues contributed by Epicure, acquired April 1, 1998, as compared to revenues of approximately $10,793,000 in 1998. The Boca Raton restaurant, which opened July 1, 1998, added revenues of approximately $4,934,000 in 1999 as compared to revenues of approximately $2,829,000 for 1998. Same store sales for the eight restaurants opened from January 1, 1998 were approximately $41,485,000 in 1999 compared to $40,970,000 in 1998, an increase of approximately $515,000 or 1.3%. The overall increase in total revenues was partially offset by the decrease in revenues of approximately $1,991,000 for the Pasadena restaurant, which was sold May 2, 1999.

        In September 1998, the Company retained the services of an outside consultant with significant restaurant industry experience in an effort to increase revenues. The consultant, with over 26 years in the industry, whose clients have included numerous family, midscale, and casual dining restaurant chains also completed an overall analysis of the Company's operations, including customer service, menu pricing and review, and general operating policies and procedures. To date, the consultant has completed his work in California and Florida and the Company has implemented many of the consultant's recommendations, which have focused mostly on improving customer service, formalizing training procedures, and improving communication within the restaurants. The Company has been able to see immediate results from these recommendations, as the Company has received favorable feedback from customers as evidenced by customer comment cards and mystery shopper data, as well as an increase in same store sales.

        The Company's revised incentive program for its General Managers, implemented in 1999, has had a positive impact. This program is based upon the achievement of certain financial and non-financial goals, including food and labor cost budget criteria. The Company believes with the General Managers being more responsible and aware of their individual restaurant's performance, along with monetarily rewarding them for attaining stated goals, all parties will continue to benefit.

        In January 1999, the Company entered into a license agreement with CA One Services, Inc., a well known national food operator, to license the "Wolfie Cohen's Rascal House" concept for one shopping mall food court in Naples, Florida. The facility opened on March 23, 1999. Revenues generated from this agreement were nominal in 1999.

        The Company has benefited by an increase in same store sales of approximately $1,415,000 or 12.4% during the fourth quarter of 1999 as compared to the third quarter of 1999 which management believes substantially resulted from the actions outlined above.

        With the addition of Epicure, the Company diversified its presence in Southern Florida, and has begun providing homemade products from Epicure to its Rascal House restaurants. The Company will continue to explore other possibilities in the licensing, producing and delivering of its products to capitalize on its strong brand loyalties and recognition. The Company has been approached with proposals for utilizing its brand names for internet sales of food and gift baskets. In 1999, the Company established a Jerry's Famous Deli website for ordering food and gift baskets, and Epicure is scheduled to be added to the website in April 2000.

        Cost of sales, which includes the cost of food, beverages and supplies increased $2,321,000, or 10.4%, to $24,729,000 in 1999 from $22,408,000 in 1998, primarily from the addition of Epicure and Boca Raton. Total food cost, which comprises approximately 95% of cost of sales, increased to 33.1% in 1999 from 31.9% in 1998. Without Epicure, food costs increased only slightly to 30.3% in 1999 from 29.8% in 1998. Management attributes the majority of this increase to its Rascal House restaurants in Florida. When a new restaurant opens, it takes several months for a customer use pattern to develop during which time the Company incurs relatively higher labor and food costs; after customer use patterns are developed, the restaurant can be staffed and food supply prepared, consistent with these patterns. Management also attributes a portion of the increase to minor cost increases in some of the Company's core food products.

        Operating expenses, which include all restaurant level operating costs, including, but not limited to, labor, rent, laundry, maintenance, utilities and repairs, increased $1,368,000, or 4.0%, to approximately $35,217,000 in 1999 from $33,849,000 in 1998. This overall increase is primarily due to a full year of costs for Epicure and the Rascal House restaurant in Boca Raton, Florida in 1999 as compared to a partial year of costs in 1998 with Epicure opening on April 1, 1998 and Rascal House opening on July 1, 1998. As a percentage of revenues, operating expenses decreased to 49.9% in 1999 from 50.9% in 1998. Labor costs, the largest component of operating expenses, decreased slightly to 35.4% in 1999 from 35.6% in 1998. This decrease was primarily due to Epicure, which has a lower overall labor cost as compared to the restaurants. Without Epicure, labor costs as a percentage of revenues were 37.4% for 1999 compared to 36.8% for 1998. Contributing to the decrease in operating expenses was a slight decrease in occupancy costs to 14.5% in 1999 from 15.3% in 1998. A portion of the decrease was also due to the increase in sales, as many of the Company's occupancy expenses are fixed costs.

        General and administrative expenses decreased approximately $84,000, or 1.7% to approximately $4,748,000 in 1999 from approximately $4,832,000 in 1998. As a percentage of revenues, general and administrative expenses decreased 0.5 percentage point, to 6.7% in 1999 from 7.2% in 1998.

        Depreciation and amortization expense decreased approximately $374,000, or 10.0%, to approximately $3,356,000 in 1999, from $3,730,000 in 1998.
Depreciation expense decreased approximately $393,000, or 12.8%, to approximately $2,672,000 in 1999 from approximately $3,065,000 in 1998. The decrease was partially due to the sale of the Pasadena facility in May 1999, coupled with the reductions in depreciation expense for the change in life of certain restaurant equipment and furniture and fixtures from a five-year useful life to an eight-year useful life and certain other adjustments during 1998. Amortization expense increased slightly by approximately $20,000, or 3.0%, to approximately $685,000 in 1999 from approximately $665,000 in 1998. The slight increase was primarily attributable to a full years amortization in 1999 for the goodwill and covenants not to compete related to the Epicure acquisition as compared to only nine months of amortization in 1998.

        The $55,000 decrease in interest expense to approximately $1,237,000 in 1999 from approximately $1,292,000 in 1998 was primarily due to the reduction in the Company's debt from the proceeds of the sale of the Pasadena facility.

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

        Cost of sales, which includes the cost of food, beverages and supplies increased $4,900,000, or 28.0%, to $22,408,000 in 1998 from $17,508,000 in 1997, primarily from the addition of Epicure and Boca Raton. Total food cost, which comprises over 90% of cost of sales, increased to 31.9% from 28.5% in 1997. Without Epicure, food costs increased to 29.8% in 1998 from 28.5% in 1997. Management attributes the majority of this increase to its Rascal House restaurants in Florida. When a new restaurant opens, it takes several months for a customer use pattern to develop during which time the Company incurs relatively higher labor and food costs; after customer use patterns are developed, the restaurant can be staffed and food supply prepared, consistent with these patterns. Management also attributes a portion of the increase to minor cost increases in some of the Company's core food products.

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

        Preopening expense totaled approximately $538,000 in 1998. This balance represents amounts which would have been classified as amortization expense in 1998 and 1999 had the Company not chosen early adoption of SOP 98-5 as described above in 1998. The majority of this amount relates to preopening expense incurred in conjunction with the opening of the Boca Raton Rascal House restaurant. Depreciation and amortization expense decreased approximately $141,000, or 3.6%, to approximately $3,730,000 in 1998, from $3,871,000 in 1997.
Depreciation expense increased approximately $66,000, or 2.2%, to approximately $3,065,000 in 1998 from approximately $2,999,000 in 1997. The increase was due primarily to the acquisition of Epicure and opening of the Boca Raton restaurant. This was offset by reductions in depreciation expense for the change in life of certain restaurant equipment and furniture and fixtures from a five-year useful life to an eight-year useful life and certain other adjustments. Amortization expense decreased approximately $206,000, or 24%, to approximately $665,000 in 1998 from approximately $871,000 in 1997. The majority of the decrease was due to the Company opening five restaurants in 1996 for which preopening expense was amortized for one year from the restaurant's opening date. The Company opened only one restaurant during 1997, and the remaining unamortized balance at December 31, 1997, approximately $105,000 is included in the 1998 cumulative effect of the change in accounting principle totaling approximately $197,000 (net of tax, $132,000). All preopening costs incurred in 1998 are included in a separate preopening expense line item as discussed above. This decrease was offset primarily by amortization of the goodwill and covenants not to compete related to the Epicure acquisition. In addition, the Company also expensed approximately $109,000 in 1998, which represented the remainder of the loan origination costs incurred with previous financial institutions.

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

        The Company continues to search for prime locations appropriate for its customer base and to develop them into restaurants, both in the Southern California and Southern Florida areas, as well as new areas, while continuing to provide quality food and service in its existing restaurants. However, the issue of whether or not to aggressively expand, in light of stock market conditions, is currently under review. The Company seeks to exploit its brand names for ancillary income from licensing and possibly third party retail sales. This is a new initiative and the outlook is not yet clear.

LIQUIDITY AND CAPITAL RESOURCES

        As is typical in the restaurant industry, the Company historically has operated with little or no working capital, and does not have significant inventory or trade receivables and customarily receives several weeks of trade credit in purchasing food and supplies.

        Since the completion of the 1995 Public Offering, the policy of the Company has been to reinvest positive cash flow for restaurant development and general working capital, and more recently, the Company's stock repurchase program. Net cash flow from operating activities decreased to approximately $4,734,000 for 1999 from approximately $4,965,000 for 1998. Net cash flow from operating activities was approximately $1,679,000 for 1997. In the future, the Company intends to use any positive cash flow for restaurant development and general working capital and possible stock repurchase programs. Because funds available from cash sales are not needed immediately to pay for food and supplies or to finance receivables or inventory, they can be used for capital expenditures.

        The March 1996 purchase of the Marina del Rey restaurant property from the Company's landlord was funded primarily through a $3,250,000 note from the landlord. It is collateralized by the property, requires interest only payments at 9% per annum until maturity, and is due in March 2001. The Company may seek to refinance the debt or utilize existing credit facilities, depending on market conditions, to meet its obligation.

        The Company utilized its revolving line of credit in 1998 in conjunction with the purchase of Epicure in the aggregate amount of $965,000 from United Mizrahi Bank. The line bears interest at the bank's reference rate plus 1.0% and matures in April 2001. Interest on the credit line is payable monthly. Prepayments are permitted at any time without penalty. Borrowings under the credit line were collateralized by the fixtures and equipment of the Pasadena restaurant. The debt was repaid in full in September 1999 from the proceeds of the sale of the Pasadena facility.

        In July 1997, the Company obtained a $2,500,000 term loan collateralized by certain real and personal property of the Rascal House restaurant. The loan bears interest at the LIBOR rate for one-, two- or three-month periods plus 2.5% up to a maximum rate of 11.0% and will mature on August 1, 2004. Approximately $750,000 of the loan was used to complete renovation of the Costa Mesa restaurant. During 1998, the loan interest rate was capped at 9.39%.

        In September 1998, the Company entered into a $15,000,000 credit facility with BankBoston, N.A. in the form of a $9,000,000 term loan and $6,000,000 revolving line of credit. In conjunction with the agreement, the Company paid off certain existing debt with the proceeds from the term loan. The term loan and revolver mature five years from inception and bear interest at the Eurodollar rate plus a variable percentage margin totaling approximately 8.33% at December 31, 1999. The debt is collateralized by assets of the Company and includes certain financial covenants. The Company has utilized approximately $2,000,000 of the credit line in conjunction with the repurchase of its Common Stock and the renovation of the Rascal House restaurant.

        Management believes that cash on hand, proceeds from the sale of the Pasadena facility, cash flow from operations and its available line of credit will be sufficient to finance the operation of the Company's existing restaurants. Future anticipated capital needs cannot be projected with certainty. Additional capital expenditures will be required if new locations are added. The Company generally intends to seek leased locations. The cost of renovation will depend upon the style of restaurant being converted. Renovation of Jerry's Famous Deli restaurants have cost between $2.0 million and $3.0 million per location, or $267 to $400 per square foot.

YEAR 2000 COMPLIANCE

        To address the year 2000 issue, the Company developed a plan to ensure that its computer systems, which primarily include the financial accounting software and the restaurant point-of-sale ("POS") systems, will function properly with respect to dates related to the year 2000 and beyond. The Company's plan included the contracting with a computer consulting company to assist in this process. Many of the Company's computer systems were already year 2000 compliant, or had an existing upgrades available from the software vendor that would be year 2000 compliant. All phases of the year 2000 readiness plan were completed as scheduled with respect to its computer systems, customers and vendors. In addition, the Company did not experience any loss in revenues due to the year 2000 issue. Achieving year 2000 compliance was not a major task, and the cost of achieving year 2000 compliance was not material to the Company's financial condition or results of operations.

        Although unlikely, given that the Company has not experienced any year 2000 issues to date, there can be no assurance that any future unforeseen year 2000 issues will not materially adversely affect the Company's results of operations, liquidity and financial position or adversely affect the Company's relationships with customers and vendors.

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

        NEED FOR ADDITIONAL FINANCING. The expansion of the Company's restaurant operations in 1996, 1997 and 1998 has been funded with the proceeds of the October 1995 Public Offering and the August and November 1996 sales of preferred shares, along with bank financing. The reduction of the Company's debt during 1999 was funded with the proceeds from the sale of the Pasadena facility. Management believes that the Company has sufficient funds for a limited number of acquisitions, but may need additional funding if it makes future acquisitions or develops of new locations. There is no assurance that the Company will be able to obtain such additional financing, or that such additional financing will be available on terms acceptable to the Company and at the times required by the Company. Failure to obtain such financing may adversely impact the growth, development or general operations of the Company. If, on the other hand, such financing can be obtained, it will most likely result in additional leverage or dilution of existing shareholders.

        UNCERTAINTY REGARDING GROWTH AND EXPANSION. In order to achieve growth the Company must acquire or develop new restaurants. The Company's prior expansion plans are now under review. Even if it is determined that the Company should pursue expansion, the Company's ability to successfully expand will depend on a number of factors, including without limitation, the selection and availability of suitable locations, the hiring and training of sufficiently skilled management and personnel, the availability of adequate financing, distributors and suppliers, the obtaining of necessary governmental permits and authorizations, and contracting with appropriate development and construction firms, some of which are beyond the control of the Company. If expansion is sought, there is no assurance that the Company will be able to open any new restaurants, or that any new restaurants will be opened at budgeted costs or in a timely manner, or that such restaurants can be operated profitably. If the Company decides to delay expansion plans, the uncertainty over future strategy remains a risk.

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

        DEPENDENCE ON KEY PERSONNEL. The Company believes that the development of its business has been, and will continue to be, highly dependent on Isaac Starkman, the Chairman of the Board and Chief Executive Officer of the Company. Isaac Starkman is currently 62 years old. Mr. Starkman has an employment agreement which requires that he devote a substantial majority of his time to the Company; however, he does have, and will continue to have, limited involvement with certain concession and souvenir businesses in New York, and other business ventures, each unrelated to the Company and its business. Guy and Jason Starkman, Vice Presidents of the Company, are currently

29 and 25 years old, respectively. The Company has obtained key man life insurance of $1,000,000 face amount on Isaac Starkman. However, if Isaac Starkman's services become unavailable for any reason, it could affect the Company's business and operations adversely.

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

        INCREASE IN MINIMUM WAGE. The federal minimum wage increased from $4.25 an hour to $4.75 effective October 1, 1996, and again to $5.15 effective September 1, 1997. In addition, the California minimum wage increased to $5.75 on April 1, 1998. President Clinton has proposed an additional increase in the federal minimum wage to $6.15 an hour, which will be subject to congressional approval. Approximately one-third of the employees working in restaurants operated by the Company receives salaries equal to the federal minimum wage.

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

        EFFECTS OF COMPLIANCE WITH GOVERNMENT REGULATION. The Company is subject to various federal, state and local laws, rules and regulations affecting its businesses and operations. Each of the Company's restaurants is and shall be subject to licensing regulation and reporting requirements by numerous governmental authorities, which may include alcoholic beverage control, building, land use, health and safety and fire agencies in the state or municipality in which the restaurant is located. Difficulties in obtaining or failures to obtain the necessary licenses or approvals could delay or prevent the development or operation of a given restaurant or limit, as with the inability to obtain a liquor or restaurant license, its products and services available at a given restaurant. Any problems that the Company may encounter in renewing such licenses in one jurisdiction may adversely affect its licensing status on a federal, state or municipal level in other relevant jurisdictions.

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

        NO DIVIDENDS. The Company has not paid dividends since it became a public company and may not pay any cash dividends in the future, although all strategic issues are under review. If dividends are paid, it will reduce the Company's financial liquidity and capital resources.

        POSSIBLE ADVERSE IMPACT ON POTENTIAL BIDS TO ACQUIRE SHARES DUE TO ISSUANCE OF PREFERRED OR COMMON STOCK. The Board of Directors of the Company has authority to issue up to 5,000,000 shares of preferred stock of the Company (the "Preferred Stock") and to fix the rights, preferences, privileges and restrictions of such shares without any further vote or action by the shareholders. In addition, the Company has authorized 60,000,000 shares of Common Stock. Only 4,673,068 shares of Common Stock are currently outstanding, and no preferred shares are currently outstanding. The potential issuance of authorized and unissued preferred shares or Common Stock of the Company may result in special rights and privileges, including voting rights, to individuals designated by the Company and have the effect of delaying, deferring or preventing a change in control of the Company. As a result, such potential issuance may adversely affect the marketability and potential market price of the shares. As additional acquisition opportunities become available, Management may determine to issue and sell additional Common Stock or preferred shares at any time in the future.

        CHANGES IN LOCAL ENFORCEMENT OF HEALTH CODE AND NEGATIVE PUBLICITY. As a result of a November 1997 series of investigative reports on local television regarding restaurant health code violations, the Los Angeles County Health Department has instigated more strict monitoring and enforcement of health code provisions. The Company's Studio City restaurant was one of several prominent restaurants mentioned in the November 1997 report, which resulted in negative publicity to the Company. Management believes that this may have contributed to reduced revenues from the Southern California restaurants in the fourth quarter of 1997 and the first two quarters of 1998. The Health Department's current policy is to grade every restaurant "A," "B" or "C," with A being best, B being acceptable and C being grounds for closing the restaurant. All of the Company's seven restaurants in the Los Angeles County Health Department jurisdiction have been inspected to date, and those have all received "A" ratings from the Health Department under the new policy. The Company's Orange County restaurant has also been inspected recently by the appropriate local health department authorities and received a "no violations observed" rating, which is comparable to an "A" rating. Poor future ratings or adverse related publicity could negatively impact revenues at Company stores.

        NEGATIVE PUBLICITY FROM PRIVATE DAMAGE CLAIMS. Restaurants such as those operated by the Company are subject to litigation in the ordinary course of business, most of which the Company expects to be covered by its general liability insurance. In the past, certain claims have been filed against the Company. In 1998, certain of these claims received newspaper and television publicity, which may have a negative impact on revenues on the Company's Southern California restaurants. Future negative publicity could negatively impact revenues at Company stores.

        SAME STORE SALES DECLINES. There can be no assurance that same store sales declines can be stemmed in the future. The Company has been able to stem the declines during 1999 and including the first month of 2000 (unaudited), however there is no guarantee that this trend will continue.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURE AND MARKET RISK.

Not applicable.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

                          INDEX TO FINANCIAL STATEMENTS

                                                                                          Page
                                                                                          ----
Report of Independent Accountants .......................................................   30

Consolidated Balance Sheets as of December 31, 1999 and 1998.............................   31

Consolidated Statements of Operations for the years
    ended December 31, 1999, 1998 and 1997...............................................   32

Consolidated Statements of Equity for the years
    ended December 31, 1999, 1998 and 1997...............................................   33

Consolidated Statements of Cash Flows for the years
    ended December 31, 1999, 1998 and 1997...............................................   34

Notes to Consolidated Financial Statements...............................................   35

                        REPORT OF INDEPENDENT ACCOUNTANTS

To the Board of Directors and Shareholders
Jerry's Famous Deli, Inc.

        In our opinion, the accompanying consolidated balance sheets and the related consolidated statements of operations, equity and cash flows present fairly, in all material respects, the financial position of Jerry's Famous Deli, Inc. and its subsidiaries at December 31, 1999 and 1998 and the results of their operations and their cash flows for each of the three years in the period ended December 31, 1999, in conformity with accounting principles generally accepted in the United States. These financial statements are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with auditing standards generally accepted in the United States, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for the opinion expressed above.

        As discussed in Note 1 to the consolidated financial statements, the Company changed its method of accounting for the cost of start-up activities in 1998.


                                     PricewaterhouseCoopers LLP

Los Angeles, California
March 15, 2000

                            JERRY'S FAMOUS DELI, INC.
                           CONSOLIDATED BALANCE SHEETS



                                                                                               December 31,
                                                                                      ----------------------------
                                                                                          1999             1998
                                                                                      -----------      -----------
ASSETS
Currents assets
   Cash and cash equivalents                                                          $ 1,184,329      $   985,382
   Accounts receivable, net                                                               519,948          424,400
   Inventory                                                                            1,382,784        1,394,899
   Prepaid expenses                                                                       349,105          449,737
   Deferred income taxes                                                                  288,725          269,327
   Income taxes receivable                                                                201,700          267,321
                                                                                      -----------      -----------
          Total current assets                                                          3,926,591        3,791,066

Property and equipment, net                                                            30,155,403       33,534,787

Deferred income taxes                                                                     312,531          629,801
Goodwill and covenants not to compete                                                   9,184,526        9,701,723
Other assets                                                                            1,569,138        1,335,331
                                                                                      -----------      -----------

          Total assets                                                                $45,148,189      $48,992,708
                                                                                      ===========      ===========

LIABILITIES AND EQUITY
Current liabilities
   Accounts payable                                                                   $ 3,378,452      $ 3,099,839
   Accrued expenses                                                                     1,414,934        1,411,457
   Sales tax payable                                                                      404,613          421,897
   Current portion of long-term debt                                                    1,700,955        1,279,371
                                                                                      -----------      -----------
          Total current liabilities                                                     6,898,954        6,212,564

Long-term debt                                                                         11,042,092       15,908,582
Deferred rent                                                                             456,774          457,525
                                                                                      -----------      -----------

          Total liabilities                                                            18,397,820       22,578,671

Minority interest                                                                         677,053          554,899

Commitments and contingencies (Note 6)

Equity
   Preferred stock Series A , no par, 5,000,000 shares authorized,
      none issued or outstanding                                                               --               --
   Common stock, no par value, 60,000,000 shares authorized, 4,673,068
      and 4,836,300 shares issued and outstanding in 1999 and 1998, respectively       24,575,522       25,271,737
   Equity                                                                               1,497,794          587,401
                                                                                      -----------      -----------
          Total equity                                                                 26,073,316       25,859,138
                                                                                      -----------      -----------

          Total liabilities and equity                                                $45,148,189      $48,992,708
                                                                                      ===========      ===========


        The accompanying notes are an integral part of these consolidated financial statements.

                            JERRY'S FAMOUS DELI, INC.
                      CONSOLIDATED STATEMENTS OF OPERATIONS



                                                                            YEARS ENDED DECEMBER 31,
                                                                --------------------------------------------------
                                                                    1999               1998               1997
                                                                ------------       ------------       ------------
Revenues                                                        $ 70,674,459       $ 66,583,196       $ 56,418,387
Cost of sales                                                     24,728,815         22,408,272         17,507,824
                                                                ------------       ------------       ------------
      Gross profit                                                45,945,644         44,174,924         38,910,563

Operating expenses
   Labor                                                          24,991,931         23,687,543         20,714,670
   Occupancy and other                                             9,161,824          9,240,066          7,402,068
   Occupancy -- related party                                      1,063,031            921,303            652,067
General and administrative expenses                                4,748,235          4,832,438          4,839,537
Preopening expense                                                        --            537,699                 --
Depreciation expense                                               2,671,508          3,065,335          2,999,517
Amortization expense                                                 684,459            664,513            871,004
                                                                ------------       ------------       ------------
      Total expenses                                              43,320,988         42,948,897         37,478,863
                                                                ------------       ------------       ------------

      Income from operations                                       2,624,656          1,226,027          1,431,700

Other income (expense)
   Interest income                                                    24,110             36,560             83,822
   Interest expense                                               (1,237,130)        (1,291,805)          (684,118)
   Other income (expense), net                                         5,953                 --             (1,627)
                                                                ------------       ------------       ------------
      Income (loss) before items below                             1,417,589            (29,218)           829,777
Income tax (provision) benefit                                      (287,492)            65,119           (134,005)
Minority interest                                                   (219,704)          (167,260)          (132,602)
                                                                ------------       ------------       ------------
Income (loss) before cumulative effect of a change in
  accounting principle                                               910,393           (131,359)           563,170
Cumulative effect of change in accounting, net of tax
  benefit of $65,162                                                      --           (132,299)                --
                                                                ------------       ------------       ------------
Net income (loss)                                               $    910,393       $   (263,658)      $    563,170
                                                                ============       ============       ============

Basic
Net income (loss) per share before cumulative effect of an
  accounting change applicable to common stock                  $       0.19       $      (0.02)      $       0.13
Cumulative effect of change in accounting principle             $         --       $      (0.03)      $         --
                                                                ------------       ------------       ------------
Net income (loss) per share applicable to common stock          $       0.19       $      (0.05)      $       0.13
                                                                ------------       ------------       ------------

Diluted
Net income (loss) per share before cumulative effect of an
   accounting change applicable to common stock                 $       0.19       $      (0.02)      $       0.13
Cumulative effect of change in accounting principle             $         --       $      (0.03)      $         --
                                                                ------------       ------------       ------------
Net income (loss) per share applicable to common stock          $       0.19       $      (0.05)      $       0.13
                                                                ------------       ------------       ------------


Weighted average common shares outstanding - Basic                 4,719,274          4,956,582          4,456,666
Weighted average common shares outstanding - Diluted               4,724,468          4,975,636          4,473,032

                            JERRY'S FAMOUS DELI, INC.
                        CONSOLIDATED STATEMENTS OF EQUITY


                                                                            Jerry's Famous Deli, Incorporated
                                                            -------------------------------------------------------------------
                                                                      Common Stock                       Preferred Stock
                                                            -----------------------------         -----------------------------
                                                               Shares                               Shares
                                                             Issued and                           Issued and
                                                            Outstanding          Amount           Outstanding         Amount
                                                            -----------     -------------         -----------      ------------
Balance, December 31, 1996                                   3,612,687       $ 14,175,109             10,000       $  9,153,078

   Net income
   Common stock issued on exercise of warrants                  21,667             65,000
   Preferred stock converted to common stock                 1,046,531          9,153,078            (10,000)        (9,153,078)
   Purchase and retirement of Company's common stock           (10,833)          (103,203)
   Common shares issued for consulting services                 66,667            434,500
                                                            ----------       ------------          ---------        -----------
Balance, December 31, 1997                                   4,736,719         23,724,484                 --                 --

   Net loss
   Common shares issued in purchase of market                  311,503          2,395,147
   Purchase and retirement of Company's common stock          (211,921)          (847,894)
                                                            ----------       ------------          ---------        -----------
Balance, December 31, 1998                                   4,836,301         25,271,737                 --                 --

   Net income
   Purchase and retirement of Company's common stock          (163,233)          (696,215)
                                                            ----------       ------------          ---------        -----------
Balance, December 31, 1999                                   4,673,068       $ 24,575,522                 --                 --
                                                            ----------       ------------          ---------        -----------



                                                         Contributed
                                                           Capital           Retained
                                                          (Deficit)          Earnings             Total
                                                        ------------       ------------       ------------
Balance, December 31, 1996                              $   (838,457)      $  1,134,298       $ 23,624,028

   Net income                                                                   563,170            563,170
   Common stock issued on exercise of warrants                                                      65,000
   Preferred stock converted to common stock                  (7,952)                               (7,952)
   Purchase and retirement of Company's common stock                                              (103,203)
   Common shares issued for consulting services                                                    434,500
                                                        ------------       ------------       ------------
Balance, December 31, 1997                                  (846,409)         1,697,468         24,575,543

   Net loss                                                                    (263,658)          (263,658)
   Common shares issued in purchase of market                                                    2,395,147
   Purchase and retirement of Company's common stock                                              (847,894)
                                                        ------------       ------------       ------------
Balance, December 31, 1998                                  (846,409)         1,433,810         25,859,138

   Net income                                                                   910,393            910,393
   Purchase and retirement of Company's common stock                                              (696,215)
                                                        ------------       ------------       ------------
Balance, December 31, 1999                              $   (846,409)      $  2,344,203       $ 26,073,316
                                                        ------------       ------------       ------------

The accompanying notes are an integral part of these consolidated financial statements.

                            JERRY'S FAMOUS DELI, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS


                                                                                         Years Ended December 31,
                                                                                1999               1998               1997
                                                                           ------------       ------------       ------------
Cash flows from operating activities:
   Net income (loss)                                                       $    910,393       $   (263,658)      $    563,170
   Adjustments to reconcile net income (loss) to net cash provided by operating activities:
      Depreciation                                                            2,671,508          3,065,335          2,999,517
      Amortization                                                              684,459            664,513            871,004
      Preopening                                                                     --            537,699                 --
      Gain on sale of assets                                                     (8,500)                --             (2,756)
      Minority interest                                                         219,704            167,260            132,602
      Deferred income taxes                                                     280,327           (312,392)           (63,063)
      Changes in assets and liabilities:
         Accounts receivable                                                    (95,548)          (151,889)            74,637
         Inventory                                                               12,115           (460,898)          (104,381)
         Prepaid expenses                                                       100,632          1,265,973           (808,485)
         Preopening costs                                                            --            105,318           (148,011)
         Other assets                                                          (371,139)          (127,021)          (157,847)
         Organization costs                                                          --             92,143                 --
         Accounts payable                                                       278,613            628,413         (1,154,119)
         Accrued expenses                                                         3,477            (22,759)          (215,711)
         Sales tax payable                                                      (17,284)            19,677            (32,159)
         Deferred rent and income taxes receivable                               64,870           (242,716)          (275,527)
                                                                           ------------       ------------       ------------
            Total adjustments                                                 3,823,234          5,228,656          1,115,701
                                                                           ------------       ------------       ------------
            Net cash provided by operating activities                         4,733,627          4,964,998          1,678,871
                                                                           ------------       ------------       ------------

Cash flows from investing activities:
   Purchase of Epicure Market                                                        --         (8,564,359)                --
   Acquisitions of restaurants                                                       --         (1,760,000)                --
   Purchase of limited partners interest                                        (34,000)                --                 --
   Net proceeds from sale of facility                                         3,916,855                 --                 --
   Additions to equipment                                                    (1,221,867)        (1,560,854)        (2,413,169)
   Additions to improvements--land, building and leasehold                   (1,965,497)        (1,469,628)        (2,843,124)
   Proceeds from sales of fixed assets                                            8,500                 --              7,000
                                                                           ------------       ------------       ------------
            Net cash provided by (used in) investing activities                 703,991        (13,354,841)        (5,249,293)

Cash flows from financing activities:
   Borrowings on long-term debt                                               2,178,988         16,965,000          2,500,000
   Payments on long-term debt                                                (6,623,894)        (8,219,329)          (634,937)
   Financing costs                                                                   --           (694,120)                --
   Capital lease payments                                                            --                 --            (20,722)
   Dividends paid to minority shareholders                                      (97,550)           (92,740)           (93,221)
   Proceeds from exercise of 65,000 warrants, net of related costs                   --                 --             57,048
   Registration costs of the Company's common stock                                  --                 --            (15,500)
   Purchase of Company's common stock                                          (696,215)          (847,894)          (103,203)
                                                                           ------------       ------------       ------------
            Net cash (used in) provided by financing activities              (5,238,671)         7,110,917          1,689,465
                                                                           ------------       ------------       ------------

            Net increase (decrease) in cash and cash equivalents                198,947         (1,278,926)        (1,880,957)
Cash and cash equivalents, beginning of year                                    985,382          2,264,308          4,145,265
                                                                           ------------       ------------       ------------
Cash and cash equivalents, end of year                                     $  1,184,329       $    985,382       $  2,264,308
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

        JFD--Inc. includes nine Southern California restaurant locations: Studio City (established in 1978), Encino (established in 1989), Marina del Rey (established in 1991), West Hollywood (established in 1994), Pasadena (established in February 1996 and sold in May 1999), Westwood (established in June 1996), Sherman Oaks and Woodland Hills (both purchased in July 1996) and Costa Mesa (established in August 1997). JFD-Inc. also includes the two Rascal House restaurants, located in Miami Beach (purchased in September 1996) and Boca Raton, Florida (established July 1, 1998).

        Jerry's Famous Deli, L.A., Inc. ("JFDLA"), the co-general partner of JFD--Encino was acquired by JFD-Inc. on January 12, 1995. JFDLA owns 80% of the 25% general partner interest, which represents a 20% interest in JFD--Encino. The general partners receive a management fee equal to 3% of the gross revenues of the Encino restaurant. The general partners are also allocated 25% of net profits, net gains and distributions of JFD--Encino until such time as the limited partners have received cash distributions equal to 100% of their contributed capital plus an amount equal to 10% per annum of their capital contribution (the "Preferred Return"). After the limited partners have received repayment of their initial capital contribution, the general partners will be allocated 65% of net profits, net gains and distributions.

        JFD--Encino has been presented on a consolidated basis due to the operating and financial control of JFDLA, which as the co-general partner has the ability to exert day to day control over the operations. A tender offer by JFDLA to purchase the interests of the limited partners resulted in the May 1, 1996 purchase of one limited partner's share from the Company's Chief Executive Officer for approximately $158,000. This resulted in a change in minority interest to 72.45% from 80.00%. On November 15, 1999, the Company purchased the interests of three limited partner's shares for approximately $34,000. This resulted in a change in minority interest to 69.84% from 72.45%.

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

PREOPENING COSTS

        Capitalized preopening costs previously included the direct incremental costs associated with the opening of a new restaurant. These are primarily costs incurred to develop new restaurant management teams and the food, beverage and supply costs incurred to perform testing of all equipment, concept systems and recipes. The amortization period historically was one year from the restaurant's opening date. In 1998, the Company adopted SOP 98-5 entitled "Reporting on the Costs of Start Up Activities", which requires preopening costs to be expensed as incurred. The early adoption in 1998, which resulted in approximately $538,000 being expensed which would have been capitalized and amortized in 1998 and 1999, had the Company not adopted early. Accumulated amortization at December 31, 1997 was approximately $592,000.

        The Company's early adoption of SOP 98-5 in 1998 required the recognition of the cumulative effect of the change in accounting principle as a one-time charge against earnings, net of any related income tax effect, retroactive to January 1, 1998.

GOODWILL

        The excess of costs over net assets acquired, relating to the purchase of the Sherman Oaks, Woodland Hills, and Rascal House restaurants and Epicure, is amortized utilizing the straight-line method over 30 years and 25 years for the owned Rascal House and Epicure, respectively, and over the lives of the leases for Woodland Hills (15 years) and Sherman Oaks (18 years). The accumulated amortization at December 31, 1999 and 1998 was approximately $907,000 and $488,000, respectively. The Company periodically evaluates the recorded value of its operating assets, including goodwill, and recognizes impairments when the estimated future undiscounted cash flows from the use of the assets are less than the recorded values.

COVENANTS NOT TO COMPETE

        Covenants not to compete are amortized utilizing the straight-line method over the life of the agreement. For the purchase of the Sherman Oaks and Woodland Hills restaurants and Epicure, the agreement life is five years and for the purchase of the Rascal House restaurant, the respective agreement life is two years. Accumulated amortization at December 31, 1999 and 1998 was approximately $496,000 and $398,000, respectively.

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

          Land improvements.....................................   15 years
          Buildings and improvements............................   30 years
          Computer equipment....................................  3-4 years
          Transportation equipment..............................    5 years
          Fixtures and equipment................................  4-8 years
          Leasehold improvements................................ 4-20 years


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

MINORITY INTEREST

        Minority interest represents the limited partners' and the other general partner's interests in the Encino restaurant, not owned directly or indirectly by the Company. For November 15, 1999 to December 31, 1999, the minority interest represents the limited partners' 64.84% share and the other co-general partner's 5% share of net income or loss and equity. For January 1, 1999 to November 14, 1999, the minority interest represents the limited partners' 67.45% share and the other co-general partner's 5% share of net income or loss and equity. For 1998 and 1997, the minority interest represents the limited partners' 67.45% share and the other co-general partner's 5% share of net income or loss and equity.

ADVERTISING

        Advertising costs are expensed as incurred. Advertising expense for the years ended December 31, 1999, 1998 and 1997 was approximately $367,000, $254,000 and $135,000, respectively.

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

NET INCOME PER SHARE

        In accordance with SFAS No. 128, basic net income per share is computed by dividing the net income attributable to common shareholders by the weighted average number of common shares outstanding during the period. Diluted net income per common share is computed by dividing the net income attributable to common shareholders by the weighted average number of common and common share equivalents outstanding during the period. Common share equivalents included in the diluted computation represent shares issuable upon assumed exercise of stock options using the treasury stock method.

2. ACQUISITIONS

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

        On April 1, 1998, the Company acquired certain assets (equipment and inventory) and the operations of The Epicure Market in Miami Beach, Florida, a family-owned specialty gourmet market which has been in operation over 50 years. The total purchase price was approximately $7.1 million in cash and 311,503 shares of the Company's common stock valued at $2,395,147. The funding of the purchase came primarily from the utilization of available lines of credit and issuance of the Company's common stock. The acquisition was accounted for as a purchase, and, accordingly, the purchase price was allocated to the net assets acquired based on their fair market values at the date of acquisition. The unaudited pro forma data is based on available information and certain assumptions regarding the allocation of purchase price, which could change significantly based on the realization value of certain assets and potential additional transaction costs, if any, and other analysis.

        The following summarized, unaudited pro forma results of operations for the years ended December 31, 1998 and 1997 assume the purchase of assets and operations of Epicure had occurred as of the beginning of the respective periods.

                                                   Pro Forma                 Pro Forma
                                                  Year ended                Year ended
                                                Deember 31, 1998          December 31, 1997
                                                ----------------          -----------------
                                                    (in thousands except per share data)
Revenues                                             $70,729                    $70,017
Net income                                           $   108                    $   975
Net income per share - basic                           $0.02                      $0.22
Net income per share - diluted                         $0.02                      $0.22

3. STOCK OFFERINGS AND EQUITY

Common Stock

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

        In April 1998, the Company issued 311,503 shares of Common Stock valued at $2,395,147 in conjunction with the purchase of Epicure.

        During 1999 and 1998, the Company purchased and subsequently retired 163,233 shares and 211,921 shares, respectively, of its own Common Stock for market prices ranging between $2.64 and $4.50 per share.

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

4. PROPERTY AND EQUIPMENT

Property and equipment consist of the following as of:

                                                                     December 31,
                                                          -------------------------------
                                                               1999               1998
                                                          ------------       ------------
Land improvements ..................................      $     61,149       $     61,149
Buildings and improvements .........................         5,528,604          7,209,444
Leasehold improvements .............................        17,468,376         16,578,647
Fixtures and equipment .............................        14,594,610         14,446,726
Transportation equipment ...........................           261,262            115,741
                                                          ------------       ------------
                                                            37,914,001         38,411,707
Less:  Accumulated depreciation and amortization ...       (13,448,366)       (11,606,417)
Land ...............................................         5,665,868          6,552,065
Construction-in-progress ...........................            23,900            177,432
                                                          ------------       ------------
                                                          $ 30,155,403       $ 33,534,787
                                                          ============       ============

        The Company closed escrow on the sale of its Pasadena restaurant facility at the close of business on May 2, 1999. The gross proceeds from the sale were $4,120,000 which resulted in no significant gain or loss. Of these proceeds, approximately $3,750,000 was used to reduce the Company's debt and the remaining proceeds were applied to other related costs of the sale.

5. LONG-TERM DEBT

Long-term debt consists of the following:

                                                                                            December 31,
                                                                                   -------------------------------
                                                                                       1999               1998
                                                                                   ------------       ------------
Note payable and line-of-credit with a bank; collateralized by machinery, equipment and inventory; interest at Eurodollar rate plus variable margin,
   approximately 8.33% at December 31, 1999; due September 2003                    $  7,330,000       $ 10,000,000
Note payable and line-of-credit to a bank; collateralized by
   Pasadena property; interest rate at bank's reference rate Plus 1%; paid in
   full with proceeds from Pasadena restaurant facility sale                                 --          1,630,000
Note payable to a bank; collateralized by real property;
   interest rate 9.39% at December 31, 1999; due August 2004                          2,111,111          2,277,778
Notes collateralized by real property; monthly interest
        payments at interest rate of 9%; principal due
        March 2001                                                                    3,250,000          3,250,000
Other                                                                                    51,936             30,175
                                                                                   ------------       ------------
                                                                                     12,743,047         17,187,953
Less: Current maturities                                                             (1,700,955)        (1,279,371)
                                                                                   ------------       ------------
Total long-term debt                                                               $ 11,042,092       $ 15,908,582
                                                                                   ============       ============

        In September 1998, the Company entered into a new Credit Facility with BankBoston, N.A. The agreement includes a $9,000,000 term loan and a $6,000,000 revolving line of credit. In conjunction with the agreement, the Company paid off certain existing debt with the proceeds from the term loan. The debt is collateralized by assets of the Company and includes certain financial covenants.

        The following are future maturities of long-term debt for each of the remaining five years ending December 31 and in total thereafter:

2000............................................  $   1,700,955
2001............................................      4,951,588
2002............................................      1,700,946
2003............................................        911,319
2004............................................      2,200,465
Thereafter......................................      1,277,774
                                                      ---------
Total                                              $ 12,743,047
                                                   ============

        The term loan and line of credit require the Company to maintain certain financial covenants, the most restrictive including the maintenance of (a) minimum fixed charge, (b) minimum interest coverage, (c) maximum leverage ratio,
(d) dividend restrictions, and (e) a minimum debt service coverage ratio.

        Fair values were estimated based on quoted market prices, where available, or on current rates offered to the Company for debt with similar terms and maturities. At December 31, 1999 and 1998, the fair value of the Company's financial instruments approximates carrying value.

6. COMMITMENTS AND CONTINGENCIES

        The Company leases nine of its facilities and its corporate offices under non-cancelable operating leases, of which certain leases are guaranteed by the principal shareholder. Rental expense for the years ending December 31, 1999, 1998 and 1997 was $3,235,829, $3,281,949 and $2,671,479, respectively.
Certain leases contain fixed escalation clauses and rent under these leases is charged ratably over the term of the lease. A number of leases also provide for percentage rent on sales above a specified minimum. The following are the future minimum base rental payments under operating leases for each of the next five years ending December 31 and in total thereafter:

2000...............................................................  $3,080,124
2001...............................................................   3,094,516
2002...............................................................   3,104,416
2003...............................................................   2,577,649
2004...............................................................   1,665,328
Thereafter.........................................................  14,783,443
                                                                    -----------
        Total                                                       $28,305,476
                                                                    ===========

        Rental payments made to related parties for the years ending December 31, 1999, 1998 and 1997 were approximately $1,063,000, $921,000 and $652,000, respectively. At December 31, 1999, the Company had future minimum payments due to related parties of approximately $10,236,000.

        The Company has five operating leases which contain provisions for specified annual increases. Rent expense for these locations has been calculated on a straight-line basis over the term of the leases. A deferred credit has been established at December 31, 1999 and 1998 for the difference between the amount charged to expense and the amount paid. The deferred credit will be amortized on a straight-line basis over the lives of the leases.


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

7. INCOME TAXES

        The significant components of income tax provision (benefit) attributable to operations are summarized as follows:

                                             1999            1998            1997
                                          ---------       ---------       ---------
Federal:
Current tax provision ..............      $   5,580       $ 141,839       $ 503,551
Deferred tax provision (benefit) ...        197,058        (471,779)       (443,431)
                                          ---------       ---------       ---------
                                            202,638        (329,940)         60,120
State:
Current tax provision ..............          1,585          40,271         113,143
Deferred tax provision (benefit) ...         83,269         159,388         (39,258)
                                          ---------       ---------       ---------
                                             84,854         199,659          73,885
                                          ---------       ---------       ---------
Total ..............................      $ 287,492       $(130,281)      $ 134,005
                                          =========       =========       =========

        The effects of temporary differences and other items that give rise to deferred tax assets and deferred tax liabilities as of December 31, 1999 and 1998, respectively, are comprised of the following:

                                                 1999              1998
                                             -----------       -----------
Current deferred tax assets
  Deferred rent .........................    $   195,682       $   196,004
  Vacation accrual ......................         40,099            41,787
  Other .................................         52,944            31,536
                                             -----------       -----------
  Current deferred tax assets, net ......    $   288,725       $   269,327
                                             ===========       ===========
Non-current deferred tax assets
  Property and equipment ................     (1,318,073)         (754,518)
  Intangible assets .....................        571,281           643,252
  FICA tip credit .......................        741,140           481,222
  AMT credit ............................        355,678           373,457
  NOL carryforward ......................        130,271            44,235
  Other .................................       (167,766)         (157,847)
                                             -----------       -----------
  Non-current deferred tax assets, net ..    $   312,531       $   629,801
                                             ===========       ===========

        The balance of the deferred tax assets should be realized through future operating results, the reversal of taxable temporary differences and tax planning strategies.

        The provision for income taxes at the Company's effective rate differed from the provision for income taxes at the statutory rate as follows:

                                                              Years Ended December 31,
                                                     -----------------------------------------
                                                        1999            1998            1997
                                                     ---------       ---------       ---------
Federal income tax provision (benefit) at the
      statutory rate ..........................      $ 405,581       $(133,939)      $ 237,040
State income taxes, net of federal income tax
  benefit .....................................         61,672         131,775          48,764
FICA tip credit ...............................       (171,546)       (133,719)       (150,801)
Other .........................................         (8,215)          5,602            (998)
                                                     ---------       ---------       ---------
Provision for (benefit from) income taxes .....      $ 287,492       $(130,281)      $ 134,005
                                                     =========       =========       =========

8.   SUPPLEMENTAL CASH FLOW INFORMATION

                                                                        Years Ended December 31,
                                                              ------------------------------------------
                                                                  1999            1998            1997
                                                              ----------      ----------      ----------
Supplemental cash flow information:
  Cash paid for:
  Interest ................................................   $1,255,300      $1,295,710      $  650,580
  Income taxes ............................................   $   54,000      $  223,000      $  432,500
Supplemental information on noncash investing and
 financing activities:
  Common Stock issued in purchase of Epicure ..............           --      $2,395,147              --
  Preferred Stock converted into Common Stock .............           --              --      $9,153,000
  Common Stock issued in connection
    with a consulting agreement ...........................           --              --         450,000
  Reallocation of purchase price on Florida property
    and land ..............................................           --              --       1,950,000
  Write-off of fully depreciated capital leases, equipment
    and leasehold improvements ............................           --              --         268,000

9. STOCK OPTION PLAN

        The 1995 Stock Option Plan (the "Plan") is designed to attract, retain and reward managerial and other key employees and non-employee directors and strengthen the mutuality of interests between the Plan's participants and the Company's stockholders. Stock options generally are granted at an exercise price equal to the fair market value of the shares on the date of grant and are exercisable at the rate of one-third per year beginning one year from the date of grant. Stock options generally expire ten years from the date of grant. From October 20, 1995 through December 31, 1999, incentive stock option grants under the Plan to acquire 404,633 shares, were made to certain officers, directors and key employees at exercise prices ranging from $5.91 to $24.00 per share. In January 1997, the Company, under its Stock Option Plan, canceled 57,833 options previously issued at $27.00 and $25.50 per share and reissued replacement options exercisable at $13.50 and $14.85 per share. All these options were outstanding at December 31, 1999 and 360,222 were exercisable.

        The Plan also provides for the grant of stock options to non-employee directors of the Company without any action on the part of the Board or the Board Committee. Each non-employee director shall automatically receive non-qualified options to acquire 1,667 shares of Common Stock upon appointment and shall receive options to acquire an additional 667 shares of Common Stock for each additional year that such director continues to serve on the Board of Directors. Each option becomes 50% exercisable on each the first and second anniversary dates of the grant and expires ten years from the date of the grant. Accordingly, on October 20, 1995, options for 1,667 shares were granted to each of the Company's two non-employee directors at an exercise price of $18.00 per share. Furthermore, on May 27, 1997, May 27,1998 and May 26, 1999 an additional 667 options, for each year were granted to these directors at an exercise price of $7.50, $5.91 and $3.84 per share, respectively. All these options were outstanding at December 31, 1999 and 5,333 options were exercisable.

                                                               Weighted Average
Shares Under Option                         Shares               Exercise Price
-------------------                        --------            -----------------
Outstanding at
   December 31, 1996                       216,567                   $21.24
Granted                                    125,067                   $10.89
Exercised                                        -                        -
Canceled                                   (63,667)                  $26.61
                                           -------
Outstanding at
   December 31, 1997                       277,967                   $15.36
Granted                                     63,000                   $ 7.65
Exercised                                        -                        -
Canceled                                    (4,000)                  $17.55
                                           -------
Outstanding at
   December 31, 1998                       336,967                   $13.89
Granted                                     51,333                   $ 3.57
Exercised                                        -                        -
Canceled                                    (1,333)                  $ 7.35
                                           -------
Outstanding at
   December 31, 1999                       386,967                   $12.54
                                           =======                   ======
Excercisable at
   December 31, 1999                       360,222                   $11.70
                                           =======                   ======

        At December 31, 1999, the 386,967 outstanding shares under option have a range of exercise prices from $3.57 to $24.00 and a weighted average contractual life of approximately 6 years.

        The Company has adopted the disclosure-only provision of SFAS No. 123 and will continue to use the intrinsic value based method of accounting prescribed by Accounting Principles Board (APB) Opinion No. 25, "Accounting for Stock Issued to Employees." Accordingly, since options were granted with an option price equal to the grant date market value of the Company's Common Stock, no compensation cost has been recognized for the stock option plans. Had compensation cost for the Company's stock option plans been determined based on the fair value of the option at the grant dates in 1999, 1998 and 1997 consistent with the provisions of SFAS No. 123, the

Company's net earnings and earnings per share would have been reduced by approximately $141,000 or $0.03 per share in 1999, $389,000 or $ 0.08 per share in 1998 and $502,000 or $0.11 per share in per share in 1997. These pro forma amounts may not be representative of future disclosures because the estimated fair value of stock options is amortized to expense over the vesting period, and additional options may be granted in future years.

        The fair value of each option grant issued in 1999, 1998 and 1997 is estimated at the date of grant using the Black-Scholes option-pricing model with the following weighted average assumptions: (a) exercise prices were equal to the fair market value on the grant date or the day before; (b) a risk-free interest rate based on US Zero Coupon Bonds; (c) no dividend yield on the Company's stock; (d) expected option lives vary from four to ten years; and (e) an expected volatility of 63.01%, 63.49% and 83.27%, respectively, of the Company's stock.

        In May 1999, the Company implemented its first 401(k) Plan (the "Plan"). The Plan, which will cover substantially all employees, will have certain requirements, including minimum age, hours worked, and length of service. The Company may make discretionary contributions to the Plan based on operating results, but will not be required to do so. No contributions were made by the Company to the Plan in 1999.

10. RELATED-PARTY TRANSACTIONS

        During 1995 and 1994 the principal shareholder's family partnership, the Starkman Family Partnership, ("family partnership") purchased properties in Westwood, California for the construction of a new restaurant. The Company has been paying lease payments of approximately $35,000 per month in 1999, 1998 and 1997, respectively, to the family partnership. The Company has a seven-year right of first refusal on either or both of these properties, which expire in years 2002 and 2001.

        The Company pays monthly rental payments in the amount of $16,000 to the family partnership for use of three properties adjacent to the West Hollywood restaurant. Two of these properties are used as parking lots and the third property has additional parking and a building used as a private bar and lounge.

        On March 28, 1997, the Company announced that Kenneth Abdalla had assumed the office of President on an interim basis with the specific objective of assisting in the execution of the Company's acquisition and expansion strategy. In connection therewith, the Company entered into a consulting agreement with Kenneth Abdalla and a company affiliated with him for services to be provided to the Company in consideration for 66,667 shares of Common Stock to Kenneth Abdalla and $600,000 to his affiliated company. The consulting agreement has been extended through December 31, 2000.

        Epicure pays monthly rental payments in the amount of approximately $40,000 to a partnership that is owned by the relatives of the previous owners.

11. SUBSEQUENT EVENTS

        As of February 3, 2000, the Company's stock is being traded over Nasdaq SmallCap Market.

        On February 9, 2000, the Company completed a one-for-three reverse stock split of its Common Stock applicable to the shareholders of record on February 9, 2000. The reverse stock split reduced the Company's outstanding shares from 14,019,203 to approximately 4,673,068. All common share and per share amounts have been adjusted to give retroactive effect to the one-for-three reverse stock split for the years presented.

12. SELECTED QUARTERLY FINANCIAL DATA (UNAUDITED)

        Selected, summarized quarterly financial data for the four quarters of fiscal years ended December 31, 1999 and 1998 are as follows:

1999 (in thousands, except per share data)        First         Second          Third        Fourth
------------------------------------------      --------       --------       --------      --------
Revenues                                        $ 19,587       $ 16,761       $ 15,579      $ 22,747
Gross Profit                                      12,765         10,933         10,212        12,036
Net Income (Loss)                                    513           (133)            33           497
Net Income (Loss) Per Share -
 Basic, restated for stock split                $   0.11       $  (0.03)      $   0.01      $   0.10
Net Income (Loss) Per Share -
Diluted, restated for stock split               $   0.11       $  (0.03)      $   0.01      $   0.10

1998 (in thousands, except per share data)        First         Second          Third        Fourth
------------------------------------------      --------       --------       --------      --------
Revenues                                        $ 14,265       $ 16,095       $ 17,201      $ 19,023
Gross Profit                                       9,881         10,755         11,380        12,160
Net Income (Loss) before cumulative
    effect of accounting change                      185            108             10          (435)
Cumulative effect of accounting change              (132)            --             --            --
Net Income (Loss) Per Share, before
    change in accounting principle, -
    Basic, restated for stock split             $   0.04       $   0.02       $   0.00      $  (0.09)
Net Income (Loss) Per Share -
    Diluted, restated for stock split           $   0.01       $   0.02       $   0.00      $  (0.09)


COMMON STOCK DATA


1999                                First       Second      Third       Fourth
----                                ------      ------      ------      ------
Price range:
High                                $ 6.19      $ 4.78      $ 4.50      $ 3.19
Low                                 $ 2.63      $ 3.00      $ 2.63      $ 1.69


1998                                First       Second       Third      Fourth
----                                ------      ------      ------      ------
Price range:
High                                $10.50      $ 7.88      $ 6.09      $ 4.88
Low                                 $ 6.75      $ 5.06      $ 2.53      $ 1.78

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

            None.


                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

               The information required by this Item with respect to directors and compliance with Section 16(a) of the Securities Exchange Act of 1934 is incorporated herein by reference to the information contained in the Proxy Statement relating to the Annual Meeting of Shareholders to be held on May 19, 2000 which will be filed with the Securities and Exchange Commission no later than 120 days after the close of the year ended December 31, 1999. Information with respect to executive officers is included in Part I of this Form 10-K.

ITEM 11. EXECUTIVE COMPENSATION

               The information required by this Item is incorporated herein by reference to the information contained in the Proxy Statement relating to the Annual Meeting of Shareholders to be held on May 19, 2000, which will be filed with the Securities and Exchange Commission no later than 120 days after the close of the year ended December 31, 1999.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

               The information required by this Item is incorporated herein by reference to the information contained in the Proxy Statement relating to the Annual Meeting of Shareholders to be held on May 19, 2000, which will be filed with the Securities and Exchange Commission no later than 120 days after the close of the year ended December 31, 1999.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

               The information required by this Item is incorporated herein by reference to the information contained in the Proxy Statement relating to the Annual Meeting of Shareholders to be held on May 19, 2000, which will be filed with the Securities and Exchange Commission no later than 120 days after the close of the year ended December 31, 1999.

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

10.8 Jerry's Famous Deli, Inc. Stock Option Plan, incorporated by reference to Exhibit 10.6 of the Registration Statement.

Exhibit
Number                             Description
------                             -----------

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

Exhibit
Number                             Description
------                             -----------

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

10.44 Credit agreement, dated as of September 11, 1998, by and between Jerry's Famous Deli, Inc. and BankBoston, N.A., incorporated by reference to the Company's quarter ended September 30, 1998 10-Q.

10.45 Quick Food License Agreement, dated as of September 3, 1999, by and between Universal Studios CityWalk Hollywood, a division of Universal Studios, Inc. and Jerry's Famous Deli, Inc., incorporated by reference to the Company's quarter ended
               September 30, 1999 10-Q.

10.46          Fourth Amendment To Credit Agreement dated as of September 30,
               1999, by and between Jerry's Famous Deli, Inc. and BankBoston,
               N.A., incorporated by reference to the Company's quarter ended
               September 30, 1999 10-Q.

21.1 Subsidiaries, incorporated by reference to Exhibit 21.1 of the 1995 10-K.

23.0           Consent of PricewaterhouseCoopers LLP

27             Financial Data Schedule

               (b) The Company filed no Reports on Form 8-K during the last quarter of 1999.

                                   SIGNATURES

      Pursuant to the requirements of the Securities Exchange Act of 1934 the registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Los Angeles, State of California, on March 29, 2000.

                       JERRY'S FAMOUS DELI, INC.



                       By: /s/ ISAAC STARKMAN
                          -------------------------------------
                          Isaac Starkman, Chief Executive Officer


     Signature                          Capacity                            Date
     ---------                          --------                            ----
/s/Isaac Starkman                Director, Chief Executive                 March 29, 2000
-----------------------          Officer and Chairman of
 Isaac Starkman                  the Board



/s/ Kenneth Abdalla              President and Director                    March 29, 2000
-----------------------
Kenneth Abdalla


/s/ Guy Starkman                 Vice President and                        March 29, 2000
-----------------------          Director
Guy Starkman


/s/  Jason Starkman              Vice President and                        March 29, 2000
-----------------------          Director
 Jason Starkman


/s/ Christina Sterling           Chief Financial Officer                   March 29, 2000
-----------------------          and Principal Accounting
Christina Sterling               Officer


/s/  Paul Gray                   Director                                  March 29, 2000
-----------------------
Paul Gray


/s/  Stanley Schneider           Director                                  March 29, 2000
-----------------------
Stanley Schneider