Form 10-Q
period 2000-03-31
JERRYS FAMOUS DELI INC
filed 2000-05-11
CIK 948308

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D. C. 20549
                                    FORM 10-Q


(MARK ONE)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended March 31, 2000

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


                      APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date. As of May 1, 2000, outstanding common shares totaled 4,673,045.

                            JERRY'S FAMOUS DELI, INC.

                                      INDEX


                                                                                           Page
                                                                                          Number
                         PART I - FINANCIAL INFORMATION


Item 1.  Consolidated Financial Statements

         Consolidated Balance Sheets as of March 31, 2000 and December 31, 1999 .........    2

         Consolidated Statements of Operations for the Three Months Ended
         March 31, 2000 and March 31, 1999 ..............................................    3

         Consolidated Statements of Cash Flows for the Three Months Ended
         March 31, 2000 and March 31, 1999 ..............................................    4

         Notes to Consolidated Financial Statements .....................................    5

Item 2.  Management's Discussion and Analysis of Financial Condition and
         Results of Operations

         Results of Operations ..........................................................    7

         Liquidity and Capital Resources ................................................    8

Item 3.  Quantitative and Qualitative Disclosure About Market Risk ......................    9


                         PART II - OTHER INFORMATION

Items 1. through 6 .....................................................................     9


         Signatures ....................................................................     9

                            JERRY'S FAMOUS DELI, INC.
                           CONSOLIDATED BALANCE SHEETS


                                                                        MARCH 31,       DECEMBER 31,
                                                                          2000              1999
                                                                       -----------      ------------
                                                                       (unaudited)
ASSETS
Current assets
   Cash and cash equivalents                                           $   547,754      $ 1,184,329
   Accounts receivable, net                                                357,366          519,948
   Inventory                                                             1,353,385        1,382,784
   Prepaid expenses                                                        600,678          349,105
   Deferred income taxes                                                   288,725          288,725
   Income taxes receivable                                                      --          201,700
                                                                       -----------      -----------
           Total current assets                                          3,147,908        3,926,591

Property and equipment, net                                             29,930,909       30,155,403

Deferred income taxes                                                      312,531          312,531
Goodwill and covenants not to compete                                    9,053,949        9,184,526
Other assets                                                             1,576,454        1,569,138
                                                                       -----------      -----------

           Total assets                                                $44,021,751      $45,148,189
                                                                       ===========      ===========

LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities
   Accounts payable                                                    $ 3,204,713      $ 3,378,452
   Accrued expenses                                                      1,073,661        1,414,934
   Sales tax payable                                                       365,822          404,613
   Income taxes payable                                                    216,328               --
   Current portion of long-term debt                                     1,700,955        1,700,955
                                                                       -----------      -----------
            Total current liabilities                                    6,561,479        6,898,954

Long-term debt                                                           9,567,012       11,042,092
Deferred rent                                                              456,585          456,774
                                                                       -----------      -----------
           Total liabilities                                            16,585,076       18,397,820

Minority interest                                                          726,939          677,053

Shareholders' equity
   Preferred stock Series A, no par, 5,000,000 shares authorized;
      no shares issued or outstanding at March 31, 2000 or
      December 31, 1999                                                         --               --
   Common stock, no par value, 60,000,000 shares authorized,
      4,673,068 issued and outstanding at March 31, 2000 and
      December 31, 1999                                                 24,575,522       24,575,522
   Retained earnings                                                     2,134,214        1,497,794
                                                                       -----------      -----------
           Total shareholders' equity                                   26,709,736       26,073,316
                                                                       -----------      -----------

           Total liabilities and shareholders' equity                  $44,021,751      $45,148,189
                                                                       ===========      ===========


                 The accompanying notes are an integral part of
                    these consolidated financial statements.

                            JERRY'S FAMOUS DELI, INC.
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (unaudited)


                                                            THREE MONTHS ENDED MARCH 31,
                                                              2000               1999
                                                          ------------       ------------
Revenues                                                  $ 18,820,317       $ 19,587,393
Cost of sales                                                6,325,905          6,822,682
                                                          ------------       ------------
      Gross profit                                          12,494,412         12,764,711

Operating expenses
   Labor                                                     6,376,278          6,862,750
   Occupancy and other                                       2,283,925          2,414,935
   Occupancy - related party                                   278,765            259,986
General and administrative expenses                          1,231,863          1,216,125
Depreciation and amortization expenses                         866,891            871,041
                                                          ------------       ------------
      Total expenses                                        11,037,722         11,624,837
                                                          ------------       ------------

      Income from operations                                 1,456,690          1,139,874

Other income (expense)
   Interest income                                              10,370              5,845
   Interest expense                                           (263,227)          (358,959)
                                                          ------------       ------------
      Income before income tax provision and
      minority interest                                      1,203,833            786,760

Provision for income taxes                                     328,028            205,987
Minority interest                                               72,702             67,782
                                                          ------------       ------------

      Net income                                          $    803,103       $    512,991
                                                          ============       ============


Net income per share

   Basic                                                  $       0.17       $       0.11
                                                          ============       ============
   Diluted                                                $       0.17       $       0.11
                                                          ============       ============


Weighted average common shares outstanding - Basic           4,673,068          4,817,256
                                                          ============       ============
Weighted average common shares outstanding - Diluted         4,673,068          4,826,988
                                                          ============       ============


                 The accompanying notes are an integral part of
                    these consolidated financial statements.

                            JERRY'S FAMOUS DELI, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (unaudited)


                                                                               THREE MONTHS ENDED MARCH 31,
                                                                                 2000              1999
                                                                              -----------       -----------
Cash flows from operating activities:
   Net income                                                                 $   803,103       $   512,991
                                                                              -----------       -----------
   Adjustments to reconcile net income to net cash provided by (used in)
      operating activities
      Depreciation and amortization                                               866,891           871,041
      Minority interest                                                            72,702            67,782
      Changes in assets and liabilities
         Accounts receivable                                                      162,582               (71)
         Inventory                                                                 29,399            71,400
         Prepaid expenses                                                        (251,573)          (33,167)
         Income taxes receivable                                                  201,700           205,987
         Other assets                                                             (52,296)            4,378
         Accounts payable                                                        (173,739)           83,360
         Accrued expenses                                                        (341,273)          433,555
         Sales tax payable                                                        (38,791)           (7,377)
         Income taxes payable                                                     216,328                --
         Deferred credits                                                              --            25,532
                                                                              -----------       -----------

            Total adjustments                                                     691,930         1,722,420
                                                                              -----------       -----------
            Net cash provided by operating activities                           1,495,033         2,235,411
                                                                              -----------       -----------

Cash flows from investing activities:
   Additions to equipment                                                        (181,469)         (265,034)
   Additions to improvements - land, building and leasehold                      (285,560)         (375,000)
                                                                              -----------       -----------

            Net cash used in investing activities                                (467,029)         (640,034)
                                                                              -----------       -----------
Cash flows from financing activities:
   Payments on long-term debt                                                  (1,475,080)         (459,918)
   Purchase of Company's common stock                                                  --          (516,319)
   Distributions paid to minority shareholders                                   (166,683)               --
   Dividends paid to minority shareholders                                        (22,816)          (26,315)
                                                                              -----------       -----------

            Net cash used in financing activities                              (1,664,579)       (1,002,552)
                                                                              -----------       -----------

            Net (decrease) increase in cash and cash equivalents                 (636,575)          592,825

Cash and cash equivalents, beginning of period                                  1,184,329           985,382
                                                                              -----------       -----------
Cash and cash equivalents, end of period                                      $   547,754       $ 1,578,207
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

                            JERRY'S FAMOUS DELI, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (unaudited)


1.   BASIS OF PRESENTATION AND ORGANIZATION

Basis of Presentation

        The accompanying consolidated financial statements of Jerry's Famous Deli, Incorporated and its subsidiaries ("the Company") for the three months ended March 31, 2000 and March 31, 1999 have been prepared in accordance with generally accepted accounting principles and with the instructions to Form 10-Q and Article 10 of Regulation S-X. These financial statements have not been audited by independent accountants, but include all adjustments (consisting of normal recurring adjustments) which are, in Management's opinion, necessary for a fair presentation of the financial condition, results of operations and cash flows for such periods. However, these results are not necessarily indicative of results for any other interim period or for the full year. The December 31, 1999 consolidated balance sheet financial statement is derived from audited consolidated financial statements included in the Company's December 31, 1999 Form 10-K.

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

        JFD--Inc. and JFD--Encino include the operations of the Southern California restaurants located in Studio City, Encino, Marina del Rey, West Hollywood, Westwood, Sherman Oaks, Woodland Hills, and Costa Mesa. JFD--Inc. also includes the two Rascal House restaurants, located in Miami Beach and Boca Raton, Florida.

Reclassifications

        Certain amounts in the previously presented financial statements have been reclassified to conform with the current period presentation.


2.   SUPPLEMENTAL CASH FLOW INFORMATION

                                                          Three Months Ended
                                                               March 31,
                                                          2000            1999
                                                        --------        --------
Supplemental cash flow information:
   Cash paid for:

        Interest ...............................        $274,000        $345,000
        Income taxes ...........................        $     --        $     --

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

5.  SHAREHOLDERS' EQUITY

        As of February 3, 2000, the Company's stock is being traded over the Nasdaq SmallCap Market.

        On February 9, 2000, the Company completed a one-for-three reverse stock split of its Common Stock applicable to the shareholders of record on February 9, 2000. The reverse stock split reduced the Company's outstanding shares from 14,019,203 to approximately 4,673,068. All common share and per share amounts have been adjusted to give retroactive effect to the one-for-three reverse stock split for the periods presented.

           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                            AND RESULTS OF OPERATIONS


GENERAL

        The following table presents for the three months ending March 31, 2000 and 1999, the Consolidated Statements of Operations of the Company expressed as percentages of total revenue. The results of operations for the first three months of 2000 are not necessarily indicative of the results to be expected for the full year ending December 31, 2000.

                                                             PERCENTAGE OF
                                                             TOTAL REVENUE
                                                          THREE MONTHS ENDED
                                                               MARCH 31,
                                                        ----------------------
                                                         2000            1999
                                                        ------          ------
Revenues                                                 100.0%          100.0%
Cost of sales                                             33.6            34.8
                                                        ------          ------

Gross profit                                              66.4            65.2

Operating expenses
      Labor                                               33.9            35.0
      Occupancy and other                                 13.6            13.7
                                                        ------          ------

        Total operating expenses                          47.5            48.7

General and administrative expenses                        6.6             6.2

Depreciation and amortization expenses                     4.6             4.5
                                                        ------          ------

        Total expenses                                    58.7            59.4
                                                        ------          ------

Income from operations                                     7.7             5.8

Interest income                                            0.1              --
Interest expense                                          (1.4)           (1.8)
                                                        ------          ------
Income before income tax provision and
  minority interest                                        6.4             4.0

Provision for income taxes                                 1.7             1.0

Minority interest                                          0.4             0.4
                                                        ------          ------
        Net income                                         4.3%            2.6%
                                                        ======          ======

RESULTS OF OPERATIONS

        Revenues decreased $767,000, or 3.9%, to approximately $18,820,000 for the 2000 three-month period from approximately $19,587,000 for the 1999 three-month period. The overall decrease in revenues was primarily due to the sale of the Pasadena restaurant, which had revenues of approximately $731,000 for the quarter ended March 31, 1999. Also contributing to the overall decrease was a decrease in revenues of approximately $268,000 for the Florida restaurants. Management believes this decrease in the Florida area is primarily attributable to the area's increasing restaurant competition. However, the overall decrease in revenues was partially offset by the increase in sales of approximately $158,000, or 4.0%, for Epicure for the three months ended March 31, 2000 compared to the same period for 1999. Another component offsetting the decrease in revenues was the approximately $65,000, or 0.6%, increase in same store sales for the other eight Southern California stores in operation since January 1, 1999 for the three months ended March 31, 2000 compared to the same period for 1999.

        As a percentage of revenues, cost of sales, which consists primarily of food costs, decreased 1.2 percentage points to 33.6% in 2000 from 34.8% for the same three-month period in 1999. This decrease is primarily the result of the Company's continued focus on more efficient buying and increased management monitoring of purchase costs at both the restaurants and Epicure.

        Total expenses, as a percentage of revenues, decreased slightly by 0.7 percentage point to 58.7% for the three months ended March 31, 2000 from 59.4% for the three months ended March 31, 1999. The overall decrease in total expenses is primarily attributable to a decrease in labor expense of 1.1 percentage points to 33.9% for the 2000 quarter from 35.0% for the 1999 quarter. The decrease in labor expense is primarily the result of operational improvements and the leveling of labor costs which occurs when all restaurants have been open for more than one year, combined with the impact of the sale of the Pasadena restaurant. Labor costs for Epicure remained comparable at 26.7% of Epicure revenues for the 2000 quarter as compared to the same 1999 quarter. The decrease in labor expense was partially offset by an increase of 0.4 percentage point in general and administrative expenses to 6.6% for the 2000 quarter from 6.2% for the 1999 quarter. This increase is mostly a function of certain costs remaining unchanged despite a slight decrease in revenues. Occupancy and other expenses decreased slightly by 0.1 percentage point to 13.6% for the 2000 period as compared to 13.7% for the same 1999 period. And, depreciation and amortization expenses increased slightly by 0.1 percentage point to 4.6% for the 2000 period as compared to 4.5% for the same 1999 period.

        The decrease in interest expense of $96,000 to $263,000 for the 2000 three-month period from $359,000 for the same 1999 period, resulted primarily from the reduction in the Company's debt.


LIQUIDITY AND CAPITAL RESOURCES

        The Company paid down approximately $1,500,000 of debt and spent approximately $167,000 for the distribution of capital to minority shareholders during the first quarter of 2000. The Company's capital requirements are primarily for the development, construction and equipping of new restaurants. Generally, the Company leases the property and extensively remodels the existing building. Additional capital expenditures will be required if new locations are added. The cost of renovation will depend upon the style of restaurant being converted. Renovation of Jerry's Famous Deli restaurants have cost between $2.0 million and $3.0 million per location, or $267 to $400 per square foot.

        In September 1998, the Company entered into a $15,000,000 credit facility with BankBoston, N.A. in the form of a $9,000,000 term loan and $6,000,000 revolving line of credit. In conjunction with the agreement, the Company repaid certain existing debt with proceeds from the term loan. The term loan and revolver mature five years from inception and bear interest at the Eurodollar rate plus a variable percentage margin totaling approximately 8.3% at March 31, 2000. The debt is collateralized by assets of the Company and includes certain financial covenants.

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

        Statements made herein that are not historical facts are forward looking statements and are subject to a number of risk factors, including the public's acceptance of the Jerry's Famous Deli format in each new location, consumer trends in the restaurant industry, competition from other restaurants, the costs and delays experienced in the course of remodeling or building new restaurants, the amount and rate of growth of administrative expenses associated with building the infrastructure needed for future growth, the availability, amount, type and cost of financing for the Company and general economic conditions and other factors. Further information on these and other factors is contained in the Company's Annual Report on Form 10-K for the year ended December 31, 1999 and its other reports filed with the Securities and Exchange Commission.


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


                                  JERRY'S FAMOUS DELI, INC.



Date:   May 10, 2000              By:  /s/  Isaac Starkman
                                      ------------------------------------------
                                            Isaac Starkman
                                            Chief Executive Officer and Chairman
                                             of the Board of Directors



                                  By:  /s/  Christina Sterling
                                      ------------------------------------------
                                            Christina Sterling
                                            Chief Financial Officer