Form 10-Q
period 2000-06-30
JERRYS FAMOUS DELI INC
filed 2000-08-09
CIK 948308

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D. C. 20549

                                    FORM 10-Q


(MARK ONE)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended June 30, 2000

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

            For the transition period from             to
                                          -------------  ------------


                          Commission File No. 33-94724


                            JERRY'S FAMOUS DELI, INC.
             (Exact name of registrant as specified in its charter)


          California                                       95-3302338
-------------------------------             ------------------------------------
(State or Other Jurisdiction of             (I.R.S. Employer Identification No.)
Incorporation or Organization)


        12711 Ventura Boulevard, Suite 400, Studio City, California 91604
        -----------------------------------------------------------------
                    (Address of Principal Executive Offices)


                                 (818) 766-8311
                           --------------------------
              (Registrant's Telephone Number, Including Area Code)

       ------------------------------------------------------------------
              (Former name, former address and former fiscal year,
                         if changed since last report)


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

YES   [X]    NO  [ ]



                      APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date. As of July 15, 2000, outstanding common shares totaled 4,673,043.

                            JERRY'S FAMOUS DELI, INC.

                                      INDEX


                                                                                                     Page
                                                                                                    Number
                                                                                                    ------
                         PART I - FINANCIAL INFORMATION


Item 1.  Consolidated Financial Statements

         Consolidated Balance Sheets as of June 30, 2000 and December 31, 1999..................        2

         Consolidated Statements of Operations for the Three Months and Six Months Ended
         June 30, 2000 and June 30, 1999........................................................        3

         Consolidated Statements of Cash Flows for the Six Months Ended
         June 30, 2000 and June 30, 1999.........................................................       4

         Notes to Consolidated Financial Statements..............................................       5


Item 2.  Management's Discussion and Analysis of Financial Condition and
         Results of Operations

         General.................................................................................       7

         Results of Operations...................................................................       8

         Liquidity and Capital Resources.........................................................       9


Item 3.  Quantitative and Qualitative Disclosure About Market Risk...............................       9

                           PART II - OTHER INFORMATION

Items 1. through 6...............................................................................       10

         Signatures..............................................................................       11

                            JERRY'S FAMOUS DELI, INC.
                           CONSOLIDATED BALANCE SHEETS



                                                                                 JUNE 30,    DECEMBER 31,
                                                                                  2000          1999
                                                                               -----------   -----------
                                                                               (unaudited)
ASSETS

Current assets
   Cash and cash equivalents                                                   $    65,807   $ 1,184,329
   Account receivable, net                                                         309,460       519,948
   Inventory                                                                     1,416,962     1,382,784
   Prepaid expenses                                                                746,090       349,105
   Deferred income taxes                                                           288,725       288,725
   Prepaid income taxes                                                                 --       201,700
                                                                               -----------   -----------
          Total current assets                                                   2,827,044     3,926,591

Property and equipment, net                                                     29,720,666    30,155,403

Deferred income taxes                                                              312,531       312,531
Goodwill and covenants not to compete                                            8,982,973     9,184,526
Other assets                                                                     1,658,907     1,569,138
                                                                               -----------   -----------

          Total assets                                                         $43,502,121   $45,148,189
                                                                               ===========   ===========

LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities
   Accounts payable                                                            $ 2,330,495   $ 3,378,452
   Accrued expenses                                                              1,267,937     1,414,934
   Sales tax payable                                                               208,228       404,613
   Income taxes payable                                                            226,647            --
   Current portion of capital leases                                                31,426            --
   Current portion of long-term debt                                             1,700,955     1,700,955
                                                                               -----------   -----------
           Total current liabilities                                             5,765,688     6,898,954

Long-term debt                                                                   9,655,207    11,042,092
Capital leases                                                                      89,760            --
Deferred rent                                                                      440,613       456,774
                                                                               -----------   -----------
          Total liabilities                                                     15,951,268    18,397,820

Minority interest                                                                  761,410       677,053

Shareholders' equity
    Preferred stock Series A, no par, 5,000,000 shares authorized; no shares issued or outstanding at June 30, 2000 or
      at December 31, 1999                                                              --            --
    Common stock, no par value, 60,000,000 shares authorized;
      4,673,068 shares issued and outstanding at June 30, 2000
      and December 31, 1999, respectively                                       24,575,522    24,575,522
    Retained earnings                                                            2,213,921     1,497,794
                                                                               -----------   -----------
          Total shareholders' equity                                            26,789,443    26,073,316
                                                                               -----------   -----------

          Total liabilities and shareholders' equity                           $43,502,121   $45,148,189
                                                                               ===========   ===========


        The accompanying notes are an integral part of these consolidated financial statements.

                            JERRY'S FAMOUS DELI, INC.
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (unaudited)


                                                      THREE MONTHS ENDED JUNE 30,     SIX MONTHS ENDED JUNE 30,
                                                         2000            1999            2000            1999
                                                     ------------    ------------    ------------    ------------
Revenues                                             $ 16,264,346    $ 16,760,902    $ 35,084,663    $ 36,348,295
Cost of sales                                           5,548,398       5,828,203      11,874,303      12,650,885
                                                     ------------    ------------    ------------    ------------
      Gross profit                                     10,715,948      10,932,699      23,210,360      23,697,410

Operating expenses
   Labor                                                5,905,089       6,296,216      12,281,367      13,158,966
   Occupancy and other                                  2,134,036       2,240,217       4,417,961       4,655,152
   Occupancy - related party                              278,765         277,129         557,530         537,115
General and administrative expenses                     1,067,435       1,174,913       2,299,298       2,391,038
Depreciation                                              716,749         667,308       1,408,272       1,373,277
Amortization                                              175,769         177,330         351,137         342,402
                                                     ------------    ------------    ------------    ------------
               Total expenses                          10,277,843      10,833,113      21,315,565      22,457,950
                                                     ------------    ------------    ------------    ------------

      Income from operations                              438,105          99,586       1,894,795       1,239,460

Other income (expense)
   Interest income                                          4,871           6,700          15,241          12,545
   Interest expense                                      (270,172)       (307,084)       (533,399)       (666,043)
   Other income (expense), net                             10,960          (2,548)         10,960          (2,548)
                                                     ------------    ------------    ------------    ------------
      Income (loss) before provision (benefit) for
      income taxes and minority interest                  183,764        (203,346)      1,387,597         583,414

Provision (benefit) for income taxes                       50,319         (95,087)        378,347         110,900
Minority interest                                          53,739          24,925         126,441          92,707
                                                     ------------    ------------    ------------    ------------
      Net income (loss)                              $     79,706    $   (133,184)   $    882,809    $    379,807
                                                     ============    ============    ============    ============

Net income (loss) per share:
     Basic                                           $       0.02    $      (0.03)   $       0.19    $       0.08
                                                     ============    ============    ============    ============
     Diluted                                         $       0.02    $      (0.03)   $       0.19    $       0.08
                                                     ============    ============    ============    ============

Weighted average shares
   outstanding - Basic                                  4,673,068       4,703,873       4,673,068       4,760,565
                                                     ============    ============    ============    ============

Weighted average shares
   outstanding - Diluted                                4,673,068       4,712,256       4,673,068       4,768,947
                                                     ============    ============    ============    ============


        The accompanying notes are an integral part of these consolidated financial statements.

                            JERRY'S FAMOUS DELI, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (unaudited)


                                                                    SIX MONTHS ENDED JUNE 30,
                                                                       2000           1999
                                                                   -----------    -----------
Cash flows from operating activities:
   Net income                                                      $   882,809    $   379,807
                                                                   -----------    -----------
   Adjustments to reconcile net income to net cash provided by operating activities:
      Depreciation and amortization                                  1,759,409      1,715,679
      Minority interest                                                126,441         92,707
      Deferred rent                                                    (16,161)          (374)
Changes in assets and liabilities:
         Accounts receivable                                           210,488        154,783
         Inventory                                                     (34,178)        68,466
         Prepaid expenses                                             (396,985)         9,308
         Income taxes receivable                                       201,700        208,900
         Other assets                                                 (239,352)       (21,863)
         Accounts payable                                           (1,047,957)      (503,258)
         Accrued expenses                                             (146,997)      (235,045)
         Sales tax payable                                            (196,385)      (225,580)
         Income taxes payable                                          226,647             --
                                                                   -----------    -----------

            Total adjustments                                          446,670      1,263,723
                                                                   -----------    -----------

            Net cash provided by operating activities                1,329,479      1,643,530
                                                                   -----------    -----------

Cash flows from investing activities:
   Net proceeds from sale of assets                                      5,349      3,913,244
   Additions to equipment                                             (325,508)      (492,941)
   Additions to improvements - land, building and leasehold           (518,639)      (545,351)
                                                                   -----------    -----------

             Net cash (used in) provided by investing activities      (838,798)     2,874,952
                                                                   -----------    -----------

Cash flows from financing activities:
   Borrowings on credit facilities                                     513,592        560,000
   Payments on long-term debt                                       (1,900,477)    (4,839,366)
   Payments of obligations under capital leases                        (13,552)            --
   Distributions paid to minority shareholders                        (166,682)            --
   Dividends paid to minority shareholders                             (42,084)       (46,370)
   Purchase of Company's common stock                                       --       (650,464)
                                                                   -----------    -----------

            Net cash used in financing activities                   (1,609,203)    (4,976,200)
                                                                   -----------    -----------

            Net decrease in cash and cash equivalents               (1,118,522)      (457,718)

Cash and cash equivalents, beginning of period                       1,184,329        985,382
                                                                   -----------    -----------

Cash and cash equivalents, end of period                           $    65,807    $   527,664
                                                                   ===========    ===========



        The accompanying notes are an integral part of these consolidated financial statements.

                            JERRY'S FAMOUS DELI, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


1.   BASIS OF PRESENTATION AND ORGANIZATION:

Basis of Presentation

     The accompanying consolidated financial statements of Jerry's Famous Deli, Incorporated and its subsidiaries ("the Company") for the three and six months ended June 30, 2000 and June 30, 1999 have been prepared in accordance with generally accepted accounting principles and with the instructions to Form 10-Q and Article 10 of Regulation S-X. These financial statements have not been audited by independent accountants, but include all adjustments (consisting of normal recurring adjustments) which are, in Management's opinion, necessary for a fair presentation of the financial condition, results of operations and cash flows for such periods. However, these results are not necessarily indicative of results for any other interim period or for the full year. The December 31, 1999 consolidated balance sheet is derived from the audited consolidated financial statements included in the Company's December 31, 1999 Form 10-K.

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

Organization

     The accompanying consolidated financial statements consist of Jerry's Famous Deli, Incorporated ("JFD--Inc."), a California corporation, JFD--Encino ("JFD--Encino"), a California limited partnership, and National Deli Corporation, ("NDC"), a Florida corporation and wholly-owned subsidiary of JFD--Inc. JFD--Inc. and JFD--Encino operate family oriented, full-service restaurants. NDC operates The Epicure Market ("Epicure"), a specialty gourmet food store located in Miami Beach, Florida. These entities are collectively referred to as "Jerry's Famous Deli, Inc." or the "Company." JFD--Inc. and JFD--Encino include the operations of the Southern California restaurants located in Studio City, Encino, Marina del Rey, West Hollywood, Westwood, Sherman Oaks, Woodland Hills, and Costa Mesa. JFD--Inc. also includes the two Rascal House restaurants located in Miami Beach and Boca Raton, Florida.

Reclassification

     Certain amounts in the previously presented financial statements have been reclassified to conform to the current period presentation.



2.   SUPPLEMENTAL CASH FLOW INFORMATION

                                                                                   Six Months Ended June 30,
                                                                                   -------------------------
                                                                                     2000             1999
                                                                                   --------         --------
Supplemental cash flow information:
   Cash paid for:
         Interest...............................................................  $537,600          $ 335,000
         Income taxes...........................................................  $ 50,000
                                                                                                    $   2,000

Supplemental information on noncash investing and financing activities:
         Capital lease obligation for new equipment.............................  $134,737          $      --


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


4.   SALE OF PASADENA PROPERTY

     The Company closed escrow on the sale of its Pasadena facility at the close of business on May 2, 1999. The gross proceeds from the sale were $4,120,000. Of these proceeds, approximately $3,750,000 was used to reduce the Company's debt and the remaining proceeds were applied to other related costs of the sale. No significant gain or loss resulted from the sale.


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


6.   SUBSEQUENT EVENT

     In May of 2000 the Starkman Family Partnership (an affiliate of the Company) advised the Company that it would be selling two parcels of land constituting the primary parking facility for the West Hollywood restaurant. The Company currently leases these two parcels from the Starkman Family Partnership on terms arranged before the Company's initial public offering. The Company had no option or right of first refusal in relation to the parcels. The West Hollywood restaurant facility is leased by the Company from a third party landlord. The parcels are required for use of the restaurant facility. The independent Directors of the Company determined that control of the parking lots was strategically important to the Company, especially in future lease negotiations with the landlord of the restaurant facility. In addition, with the rent projected to be equivalent to the carrying cost of the funds to purchase the property, the Directors believed that the future appreciation in value would be a valuable asset to the Company. The Starkman Family Partnership agreed to sell the parcels to the Company at a price determined by an independent third party appraiser acceptable to both the independent Directors and the Starkman Family Partnership. This transaction was approved in July 2000 and is expected to close in August 2000. The purchase price is set at $1,420,000. The purchase price will be financed through funds available on the Company's line of credit. Although the sales transaction is in escrow, the possibility does exist that it may not close due to unforeseen events.

           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                            AND RESULTS OF OPERATIONS


GENERAL

     The following table presents for the three and six months ending June 30, 2000 and 1999, the Consolidated Statements of Operations of the Company expressed as percentages of total revenue. The results of operations for the first six months of 2000 are not necessarily indicative of the results to be expected for the full year ending December 31, 2000.


                                                                 PERCENTAGE OF TOTAL REVENUE
                                                                 ---------------------------
                                                     THREE MONTHS ENDED JUNE 30,     SIX MONTHS ENDED JUNE 30,
                                                     ---------------------------     -------------------------
                                                            2000       1999             2000       1999
                                                           ------     ------           ------     ------

Revenues                                                    100.0%     100.0%           100.0%     100.0%
Cost of sales                                                34.1       34.8             33.8       34.8
                                                           ------     ------           ------     ------

Gross profit                                                 65.9       65.2             66.2       65.2

Operating expenses
      Labor                                                  36.3       37.6             35.0       36.2
      Occupancy and other                                    14.8       15.0             14.2       14.3
                                                           ------     ------           ------     ------
         Total operating expenses                            51.1       52.6             49.2       50.5
General and administrative expenses                           6.6        7.0              6.6        6.6
Depreciation and amortization expense                         5.5        5.1              5.0        4.7
                                                           ------     ------           ------     ------
         Total expenses                                      63.2       64.7             60.8       61.8
                                                           ------     ------           ------     ------

Income from operations                                        2.7        0.5              5.4        3.4

Interest income                                               0.0        0.0              0.0        0.0
Interest expense                                             (1.7)      (1.8)            (1.5)      (1.8)
Other income, net                                             0.1        0.0              0.0        0.0
                                                           ------     ------           ------     ------
Income (loss) before provision for income
      taxes and minority interest                             1.1       (1.3)             3.9        1.6

Provision (benefit) for income taxes                          0.3       (0.6)             1.1        0.3
Minority interest                                             0.3        0.1              0.3        0.3
                                                           ------     ------           ------     ------

         Net income (loss)                                    0.5%      (0.8)%            2.5%       1.0%
                                                           ======     ======           ======     ======

RESULTS OF OPERATIONS


Three Months Ended June 30, 2000 Compared to Three Months Ended June 30, 1999


     Revenues for the three months ended June 30, 2000 decreased approximately $497,000, or 3.0%, to approximately $16,264,000 for the 2000 quarter from approximately $16,761,000 for the 1999 quarter. The overall decrease in revenues was in part due to the sale of the Pasadena restaurant, which had revenues of approximately $246,000 for the quarter ended June 30, 1999. Also contributing to the overall decrease was a decrease in revenues of approximately $424,000 for the Florida restaurants and a decrease in revenues of approximately $165,000 or 1.6% in same store sales for the eight Southern California stores in operation since January 1, 1999. The combined decrease in revenues was primarily offset by an increase in sales of approximately $375,000 for The Epicure Market. Management attributes the decrease in restaurant sales primarily due to increased competition in both California and Florida.

     Cost of sales, as a percentage of revenues, decreased 0.7 percentage points to 34.1% for the 2000 quarter from 34.8% for the 1999 quarter. This decrease is primarily the result of the Company's continued focus on more efficient buying and increased management monitoring of purchase costs at both the restaurants and Epicure.

     Total expenses, as a percentage of revenues, decreased slightly by 1.5 percentage points to 63.2% for the three months ended June 30, 2000 from 64.7% for the three months ended June 30, 1999. The overall decrease in total expenses is primarily attributable to the overall decrease in operating expenses, which as a percentage of revenues, decreased 1.5 percentage points to 51.1% for the 2000 quarter from 52.6% for the 1999 quarter. The overall decrease in operating expenses is primarily attributable to a decrease in labor expense of 1.3 percentage points to 36.3% for the 2000 quarter from 37.6% for the 1999 quarter. The decrease in labor expense is primarily the result of operational improvements and the leveling of labor costs which occurs when all restaurants have been open for more than one year, combined with the impact of the sale of the Pasadena restaurant. Labor costs for Epicure decreased 1.5 percentage points to 29.3% of Epicure revenues for the 2000 quarter as compared to 30.8% for the same quarter in 1999. Also contributing to this decrease is a slight decrease in occupancy and other of 0.2 percentage points to 14.8% for the 2000 quarter from 15.0% for the same quarter in 1999. In addition, general and administrative expenses, as a percentage of revenues, decreased 0.4 percentage points, to 6.6% for the 2000 quarter from 7.0% in the 1999 quarter. However, this decrease was offset by the increase in depreciation and amortization expense, as a percentage of revenue, of 0.4 percentage point to 5.5% for 2000 from 5.1% for the 1999 quarter.

     The decrease in interest expense of approximately $37,000 to approximately $270,000 for the 2000 second quarter from approximately $307,000 for the same 1999 period, primarily resulted from the reduction of the Company's debt.


Six Months Ended June 30, 2000 Compared to Six Months Ended June 30, 1999


     Revenues decreased approximately $1,263,000, or 3.5%, to approximately $35,085,000 for the 2000 six-month period from approximately $36,348,000 for the 1999 six-month period. The overall decrease in revenues was in part due to the sale of the Pasadena restaurant, which had revenues of approximately $977,000 for the six months ended June 30, 1999. Also contributing to the overall decrease was a decrease in revenues of approximately $693,000 for the Florida restaurants and a decrease in revenues of approximately $100,000 or 0.5% in same store sales for the eight Southern California stores in operation since January 1, 1999. The combined decrease in revenues was primarily offset by an increase in sales of approximately $533,000 for The Epicure Market. The reason for this overall decrease is discussed in the above quarter-to-quarter comparison.

     Cost of sales, as a percentage of revenues, decreased 1.0 percentage points, to 33.8% for the 2000 period from 34.8% for the 1999 period. The reasons for this decrease are discussed in the above quarter-to-quarter comparison.

     Total expenses, as a percentage of revenues, decreased slightly by 1.0 percentage point to 60.8% for the six months ended June 30, 2000 from 61.8% for the six months ended June 30, 1999. The overall decrease in total expenses is primarily attributable to the overall decrease in operating expenses, which as a percentage of revenues, decreased 1.3 percentage points to 49.2% for 2000 from 50.5% for the same six month 1999 period. The overall decrease in operating expenses is primarily attributable to a decrease in labor expense of 1.2 percentage points to 35.0% for the 2000 six month period from 36.2% for the same 1999 period. In addition, while general and administrative expenses, as a percentage of revenues, remained comparable at 6.6% for the 2000 and the 1999 six month period, the decrease in operating expenses was partially offset by a slight increase in depreciation and amortization expense, as a percentage of revenues, of 0.3 percentage point to 5.0% for the 2000 six month period from 4.7% for the same 1999 period. The aforementioned changes are mostly due to the same factors as those discussed above with respect to the quarter-to-quarter comparison.

     Interest expense decreased approximately $133,000 to approximately $533,000 for the period ended June 30, 2000 as compared to $666,000 for the same 1999 period mostly due to the reduction in the Company's debt.


LIQUIDITY AND CAPITAL RESOURCES

     The Company paid down approximately $1,900,000 of debt and used approximately $167,000 for the distribution of capital to minority shareholders during the six months ended June 30, 2000. The Company's capital requirements are primarily for the development, construction and equipping of new restaurants. Generally, the Company leases the property and extensively remodels the existing building. Additional capital expenditures will be required if new locations are added. The cost of renovation will depend upon the style of restaurant being converted. Renovation of Jerry's Famous Deli restaurants have cost between $2.0 million and $3.0 million per location, or $267 to $400 per square foot.

     In September 1998, the Company entered into a $15,000,000 credit facility with BankBoston, N.A. in the form of a $9,000,000 term loan and $6,000,000 revolving line of credit. In conjunction with the agreement, the Company repaid certain existing debt with the proceeds from the term loan. The term loan and the revolver mature five years from inception and bear interest at the Eurodollar rate plus a variable percentage margin totaling approximately 8.6% at June 30, 2000. The debt is collateralized by assets of the Company and includes certain financial covenants.

     Management believes that cash on hand, including cash available on the line of credit and cash flows from operations will be sufficient for operation of the Company's existing restaurants and market. Future anticipated capital needs cannot be projected with certainty. Additional capital expenditures will be required if new locations are added.

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

                           PART II - OTHER INFORMATION


Items 1. through 3.   Not applicable.

Item  4. Submission of Matters to a Vote of Security Holders.

     On May 19, 2000, the Company held its Annual Meeting of Shareholders. Shareholders voted upon the election of directors and upon the ratification of PricewaterhouseCoopers LLP, as the Company's independent public accountants for the fiscal year ending December 31, 2000. Isaac Starkman, Guy Starkman, Jason Starkman, Paul Gray, Stanley Schneider and Kenneth Abdalla, all of whom were directors prior to the Annual Meeting and were nominated by management for re-election, were re-elected at the meeting. The following votes were cast for each of the nominees:

                 Name                   For              Authority
                 ----                   ---               Withheld
                                                         ---------
           Isaac Starkman            4,148,722            41,649
           Guy Starkman              4,148,722            41,649
           Jason Starkman            4,148,722            41,649
           Paul Gray                 4,148,722            41,649
           Stanley Schneider         4,148,722            41,649
           Kenneth Abdalla           4,148,722            41,649

     The following votes were cast for the ratification of PricewaterhouseCoopers LLP as the Company's independent public accountants for the fiscal year ending December 31, 2000: For: 4,173,071; Against: 9,123;
Abstain: 8,177.

     Shareholders who wish to submit proposals to be included in the Company's proxy materials for the 2001 annual meeting may do so in accordance with Securities and Exchange Commission Rule 14a-8. For those shareholder proposals which are not submitted in accordance with Rule 14a-8, the Company's management proxies may exercise their discretionary voting authority, without any discussion of the proposal in the Company's proxy materials, for any proposal which is received by the Company after January 5, 2001.

Items 5. and 6.  Not applicable.

                                   SIGNATURES


     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                JERRY'S FAMOUS DELI, INC.



Date:   August 9, 2000          By:   /s/   Isaac Starkman
                                    --------------------------------------------
                                            Isaac Starkman
                                            Chief Executive Officer and Chairman
                                            of the Board of Directors



                                By:    /s/  Christina Sterling
                                    -------------------------------------------
                                            Christina Sterling
                                            Chief Financial Officer