Form 10-Q
period 2000-09-30
JERRYS FAMOUS DELI INC
filed 2000-11-13
CIK 948308

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D. C. 20549
                                    FORM 10-Q


(MARK ONE)

[X]     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
        SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended September 30, 2000

                                       OR

[ ]     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
        SECURITIES EXCHANGE ACT OF 1934

            For the transition period from                to
                                           --------------    -------------

                          Commission File No. 33-94724


                            JERRY'S FAMOUS DELI, INC.
             (Exact name of registrant as specified in its charter)


           California                                  95-3302338
--------------------------------           ------------------------------------
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
YES    [X]     NO  [ ]
     ------       ------

                      APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date. As of October 15, 2000, outstanding common shares totaled 4,673,043.

                            JERRY'S FAMOUS DELI, INC.

                                      INDEX


                                                                                                            Page
                                                                                                           Number
                                                                                                           ------

                                          PART I - FINANCIAL INFORMATION


Item 1.  Consolidated Financial Statements

         Consolidated Balance Sheets as of September 30, 2000 and December 31, 1999 ...........................2

         Consolidated Statements of Operations for the Three Months and Nine Months Ended
         September 30, 2000 and September 30, 1999 ............................................................3

         Consolidated Statements of Cash Flows for the Nine Months Ended
         September 30, 2000 and September 30, 1999 ............................................................4

         Notes to Consolidated Financial Statements ...........................................................5

Item 2.  Management's Discussion and Analysis of Financial Condition and
         Results of Operations

         General ..............................................................................................7

         Results of Operations.................................................................................8

         Liquidity and Capital Resources ......................................................................9


Item 3.  Quantitative and Qualitative Disclosure About Market Risk.............................................9


                           PART II - OTHER INFORMATION

Items 1. through 6............................................................................................10


Signatures....................................................................................................11


                            JERRY'S FAMOUS DELI, INC.
                           CONSOLIDATED BALANCE SHEETS



                                                                        SEPTEMBER 30,     DECEMBER 31,
                                                                            2000              1999
                                                                        -------------     ------------
                                                                        (unaudited)
ASSETS

Current assets
   Cash and cash equivalents ......................................      $   492,890      $ 1,184,329
   Accounts receivable, net .......................................          405,610          519,948
   Inventory ......................................................        1,315,087        1,382,784
   Prepaid expenses ...............................................        1,066,904          349,105
   Deferred income taxes ..........................................          288,725          288,725
   Prepaid income taxes ...........................................             --            201,700
                                                                         -----------      -----------
              Total current assets ................................        3,569,216        3,926,591

Property and equipment, net .......................................       31,764,468       30,155,403

Deferred income taxes .............................................          312,531          312,531
Goodwill and covenants not to compete .............................        8,851,796        9,184,526
Other assets ......................................................        1,493,173        1,569,138
                                                                         -----------      -----------
           Total assets ...........................................      $45,991,184      $45,148,189
                                                                         ===========      ===========

LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities
   Accounts payable ...............................................      $ 3,052,989      $ 3,378,452
   Accrued expenses ...............................................        1,042,872        1,414,934
   Sales tax payable ..............................................          320,039          404,613
   Income taxes payable ...........................................          145,901             --
   Current portion of capital leases ..............................           27,943             --
   Current portion of long-term debt ..............................        1,700,955        1,700,955
                                                                         -----------      -----------
            Total current liabilities .............................        6,290,699        6,898,954

Long-term debt ....................................................       11,542,700       11,042,092
Capital leases ....................................................          149,689             --
Deferred rent .....................................................          435,648          456,774
                                                                         -----------      -----------
           Total liabilities ......................................       18,418,736       18,397,820
Minority interest .................................................          776,029          677,053

Shareholders' equity
    Preferred stock Series A, no par, 5,000,000 shares authorized;
      no shares issued or outstanding at September 30, 2000 or
      at December 31, 1999 ........................................             --               --
    Common stock, no par value, 60,000,000 shares authorized;
      4,673,068 shares issued and outstanding at September 30, 2000
      and December 31, 1999, respectively .........................       24,575,522       24,575,522
    Retained earnings .............................................        2,220,897        1,497,794
                                                                         -----------      -----------
           Total shareholders' equity .............................       26,796,419       26,073,316
                                                                         -----------      -----------

           Total liabilities and shareholders' equity .............      $45,991,184      $45,148,189
                                                                         ===========      ===========

              The accompanying notes are an integral part of these
                       consolidated financial statements.

                            JERRY'S FAMOUS DELI, INC.
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (unaudited)



                                               THREE MONTHS ENDED SEPTEMBER 30,     NINE MONTHS ENDED SEPTEMBER 30,
                                                    2000               1999             2000              1999
                                                    ----               ----             ----              ----
Revenues ..................................     $ 15,633,711      $ 15,578,675      $ 50,718,374      $ 51,926,970
Cost of sales .............................        5,449,357         5,366,261        17,323,660        18,017,146
                                                ------------      ------------      ------------      ------------
      Gross profit ........................       10,184,354        10,212,414        33,394,714        33,909,824

Operating expenses
   Labor ..................................        5,622,069         5,597,900        17,903,436        18,756,866
   Occupancy and other ....................        2,157,238         2,111,905         6,575,199         6,767,057
   Occupancy - related party ..............          240,876           279,014           798,406           816,129
General and administrative expenses .......        1,002,535         1,091,055         3,301,833         3,482,093
Depreciation ..............................          721,284           654,714         2,129,556         2,027,991
Amortization ..............................          188,978           169,179           540,115           511,581
                                                ------------      ------------      ------------      ------------
               Total expenses .............        9,932,980         9,903,767        31,248,545        32,361,717
                                                ------------      ------------      ------------      ------------

      Income from operations ..............          251,374           308,647         2,146,169         1,548,107

Other income (expense)
   Interest income ........................            1,874             3,455            17,115            15,999
   Interest expense .......................         (295,344)         (274,797)         (828,743)         (940,840)
   Licensing income .......................           60,000              --              67,700              --
   Other income (expense), net ............           29,101             8,500            32,361             5,952
                                                ------------      ------------      ------------      ------------

      Income before provision (benefit) for
      income taxes and minority interest ..           47,005            45,805         1,434,602           629,218

Provision (benefit) for income taxes ......            4,254           (25,180)          382,601            85,720
Minority interest .........................           32,826            38,430           159,267           131,137
                                                ------------      ------------      ------------      ------------
      Net income ..........................     $      9,925      $     32,555      $    892,734      $    412,361
                                                ============      ============      ============      ============
Net income per share:
     Basic ................................     $       0.00      $       0.01      $       0.19      $       0.09
                                                ============      ============      ============      ============
     Diluted ..............................     $       0.00      $       0.01      $       0.19      $       0.09
                                                ============      ============      ============      ============
Weighted average shares
   outstanding - Basic ....................        4,673,068         4,682,901         4,673,068         4,734,677
                                                ============      ============      ============      ============
Weighted average shares
   outstanding - Diluted ..................        4,681,967         4,685,561         4,681,967         4,737,337
                                                ============      ============      ============      ============





              The accompanying notes are an integral part of these
                       consolidated financial statements.

                            JERRY'S FAMOUS DELI, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (unaudited)


                                                                                          NINE MONTHS ENDED SEPTEMBER 30,
                                                                                           2000                     1999
                                                                                           ----                     ----
Cash flows from operating activities:
   Net income ..................................................................        $   892,734             $   412,361
                                                                                        -----------             -----------
   Adjustments to reconcile net income to net cash provided by operating activities:
      Depreciation and amortization ............................................          2,669,671               2,539,572
      Minority interest ........................................................            159,267                 131,137
      Deferred rent ............................................................            (21,126)                 21,980
      Net gain from insurance settlement .......................................            (30,268)                   --
      Changes in assets and liabilities:
         Accounts receivable ...................................................            114,338                 141,380
         Inventory .............................................................             67,697                  (6,628)
         Prepaid expenses ......................................................           (717,799)               (113,145)
         Income taxes receivable ...............................................            201,700                 183,720
         Other assets ..........................................................           (131,419)                (67,616)
         Accounts payable ......................................................           (325,463)             (1,057,751)
         Accrued expenses ......................................................           (372,062)                145,863
         Sales tax payable .....................................................            (84,574)                (99,878)
         Income taxes payable ..................................................            145,901                    --
                                                                                        -----------             -----------
            Total adjustments ..................................................          1,675,863               1,818,634
                                                                                        -----------             -----------
            Net cash provided by operating activities ..........................          2,568,597               2,230,995
                                                                                        -----------             -----------

Cash flows from investing activities:
   Net proceeds from sale of assets ............................................              7,516               3,913,244
   Additions to equipment ......................................................           (523,719)               (940,734)
   Additions to improvements - land, building and leasehold ....................         (2,987,535)             (1,096,940)
                                                                                        -----------             -----------
             Net cash (used in) provided by investing activities ...............         (3,503,738)              1,875,570
                                                                                        -----------             -----------

Cash flows from financing activities:
   Borrowings on credit facilities .............................................          2,827,217               2,178,988
   Payments on long-term debt ..................................................         (2,326,609)             (5,468,813)
   Payments of obligations under capital leases ................................            (26,984)                   --
   Distributions paid to minority shareholders .................................           (169,631)                   --
   Dividends paid to minority shareholders .....................................            (60,291)                (70,036)
   Purchase of Company's common stock ..........................................               --                  (696,215)
                                                                                        -----------             -----------
            Net cash provided by (used in) financing activities ................            243,702              (4,056,076)
                                                                                        -----------             -----------
            Net (decrease) increase in cash and cash equivalents ...............           (691,439)                 50,489

Cash and cash equivalents, beginning of period .................................          1,184,329                 985,382
                                                                                        -----------             -----------
Cash and cash equivalents, end of period .......................................        $   492,890             $ 1,035,871
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

                            JERRY'S FAMOUS DELI, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


1.   BASIS OF PRESENTATION AND ORGANIZATION:

Basis of Presentation

     The accompanying consolidated financial statements of Jerry's Famous Deli, Incorporated and its subsidiaries ("the Company") for the three and nine months ended September 30, 2000 and September 30, 1999 have been prepared in accordance with generally accepted accounting principles and with the instructions to Form 10-Q and Article 10 of Regulation S-X. These financial statements have not been audited by independent accountants, but include all adjustments (consisting of normal recurring adjustments) which are, in Management's opinion, necessary for a fair presentation of the financial condition, results of operations and cash flows for such periods. However, these results are not necessarily indicative of results for any other interim period or for the full year. The December 31, 1999 consolidated balance sheet is derived from the audited consolidated financial statements included in the Company's December 31, 1999 Form 10-K.

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


2. SUPPLEMENTAL CASH FLOW INFORMATION


                                                                           Nine Months Ended September 30,
                                                                                2000           1999
                                                                                ----           ----
Supplemental cash flow information:
   Cash paid for:
         Interest ..............................................................$834,000     $809,000
         Income taxes...........................................................$135,000     $  2,000

Supplemental information on noncash investing and financing activities:
         Capital lease obligation for new equipment ............................$204,615     $     --


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

5. PROPERTY AND EQUIPMENT

     The Company closed escrow on the sale of its Pasadena facility at the close of business on May 2, 1999. The gross proceeds from the sale were $4,120,000. Of these proceeds, approximately $3,750,000 was used to reduce the Company's debt and the remaining proceeds were applied to other related costs of the sale. No significant gain or loss resulted from the sale.

     On August 10, 2000, the Starkman Family Partnership (an affiliate of the Company) and the Company finalized the sale of two parcels of land constituting the primary parking facility for the West Hollywood restaurant. The Company previously leased these two parcels from the Starkman Family Partnership on terms arranged before the Company's initial public offering. The Company had no option or right of first refusal in relation to the parcels. The West Hollywood restaurant facility is still leased by the Company from a third party landlord. The parcels are required for use of the restaurant facility. The independent Directors of the Company determined that control of the parking lots was strategically important to the Company, especially in future lease negotiations with the landlord of the restaurant facility. In addition, with the rent projected to be equivalent to the carrying cost of the funds to purchase the property, the Directors believed that the future appreciation in value would be a valuable asset to the Company. The Starkman Family Partnership sold the parcels to the Company for a set price of $1,420,000, which was determined by an independent third party appraiser. The Board of Directors approved the purchase of the parcels in July 2000. The purchase price was financed through funds available on the Company's line of credit.

           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                            AND RESULTS OF OPERATIONS


GENERAL

     The following table presents for the three and nine months ending September 30, 2000 and 1999, the Consolidated Statements of Operations of the Company expressed as percentages of total revenue. The results of operations for the first nine months of 2000 are not necessarily indicative of the results to be expected for the full year ending December 31, 2000.


                                                  PERCENTAGE OF TOTAL REVENUE
                                         -----------------------------------------
                                         THREE MONTHS ENDED       NINE MONTHS ENDED
                                             SEPTEMBER 30,          SEPTEMBER 30,
                                         -------------------     -----------------
                                           2000        1999        2000       1999
                                           ----        ----        ----       ----
Revenues                                  100.0%      100.0%      100.0%      100.0%
Cost of sales                              34.9        34.4        34.2        34.7
                                          -----       -----       -----       -----
Gross profit                               65.1        65.6        65.8        65.3

Operating expenses
      Labor                                36.0        35.9        35.3        36.1
      Occupancy and other                  15.3        15.4        14.5        14.6
                                          -----       -----       -----       -----
         Total operating expenses          51.3        51.3        49.8        50.7

General and administrative expenses         6.4         7.0         6.5         6.7
Depreciation and amortization expense       5.8         5.3         5.3         4.9
                                          -----       -----       -----       -----
         Total expenses                    63.5        63.6        61.6        62.3
                                          -----       -----       -----       -----

Income from operations                      1.6         2.0         4.2         3.0
Interest income                             0.0         0.0         0.0         0.0
Interest expense                           (1.9)       (1.8)       (1.6)       (1.8)
Licensing income                            0.4        --           0.1        --
Other income, net                           0.2         0.1         0.1         0.0
                                          -----       -----       -----       -----
Income before provision for income
      taxes and minority interest           0.3         0.3         2.8         1.2

Provision (benefit) for income taxes        0.0        (0.2)        0.7         0.2
Minority interest                           0.2         0.3         0.3         0.2
                                          -----       -----       -----       -----
         Net income                         0.1%        0.2%        1.8%        0.8%
                                          =====       =====       =====       =====


RESULTS OF OPERATIONS

Three Months Ended September 30, 2000 Compared to Three Months Ended September 30, 1999

     Revenues for the three months ended September 30, 2000 increased approximately $55,000, or 0.4%, to approximately $15,634,000 for the 2000 quarter from approximately $15,579,000 for the 1999 quarter. The overall increase in revenues was primarily the net effect of an increase in revenues for The Epicure Market of approximately $231,000 or 7.2%, coupled with an increase in revenues for the Rascal House restaurant, in Boca Raton, of approximately $41,000 or 4.6% and an increase in revenues of approximately $73,000 or 0.7% in same store sales for the eight Southern California stores in operation since January 1, 1999. However, the overall increase in revenues was primarily offset by the decrease in sales of approximately $290,000 or 22.4% for the Rascal House restaurant in Miami. The decrease in revenues for the Rascal House restaurant in Miami was in part due to the closure of the restaurant for 36 days beginning August 6, 2000 for repairs as a result of a grease fire in the kitchen, as compared to the closure of the same restaurant for about 26 days during the same quarter in 1999. The expenses incurred for the repairs related to the grease fire in the kitchen were adequately covered by general liability and business interruption insurance. During the same quarter in 1999, the Miami restaurant was closed for remodeling. Management also believes that the increase in competition in the Miami and Boca Raton areas has impacted revenues in these areas.

     Cost of sales, as a percentage of revenues, increased 0.5 percentage point to 34.9% for the 2000 quarter from 34.4% for the 1999 quarter.

     Total expenses, as a percentage of revenues, decreased slightly by 0.1 percentage point to 63.5% for the three months ended September 30, 2000 from 63.6% for the three months ended September 30, 1999. While total operating expenses remained comparable at 51.3% of total revenues for the quarter ended September 30, 2000 as compared to the same quarter for 1999, the overall decrease in total expenses is primarily attributable to the decrease in general and administrative expenses, which as a percentage of revenues, decreased 0.6 percentage point to 6.4% for the 2000 quarter from 7.0% for the same 1999 quarter. The overall decrease was offset by the increase in depreciation and amortization expense of 0.5 percentage point to 5.8% for the 2000 quarter from 5.3% for the same 1999 quarter.

     The increase in interest expense of approximately $20,000 to approximately $295,000 for the 2000 third quarter from approximately $275,000 for the same 1999 quarter, primarily resulted from the increase in the Company's debt for the purchase of the parcels of land adjacent to the West Hollywood restaurant.

     The increase in other income to approximately $29,000 for the 2000 third quarter is primarily due to the net gain recognized from the insurance settlement received related to the Rascal House restaurant in Miami, Florida.

Nine Months Ended September 30, 2000 Compared to Nine Months Ended September 30, 1999

     Revenues decreased approximately $1,209,000, or 2.3%, to approximately $50,718,000 for the 2000 nine-month period from approximately $51,927,000 for the 1999 nine-month period. The overall decrease in revenues was in part due to the sale of the Pasadena restaurant, which had revenues of approximately $977,000 for the nine months ended September 30, 1999. Also contributing to the overall decrease was a decrease in revenues of approximately $942,000 or 9.9% for the Florida restaurants, coupled with a decrease in revenues of approximately $63,000 or 0.2% for same store sales for the eight Southern California stores in operation since January 1, 1999. Same store sales for the eight Southern California stores were approximately $30,851,000 for the nine months ended September 30, 2000 as compared to approximately $30,914,000 for the same period for 1999. The combined decrease in revenues was offset by an increase in sales of approximately $773,000 or 7.4% for The Epicure Market. The reason for this overall decrease is discussed in the above quarter-to-quarter comparison.

     Cost of sales, as a percentage of revenues, decreased 0.5 percentage point, to 34.2% for the 2000 period from 34.7% for the 1999 period. This decrease is primarily the result of the Company's continued focus on more efficient buying and increased management monitoring of purchase costs at the restaurants and Epicure.

     Total expenses, as a percentage of revenues, decreased slightly by 0.7 percentage point to 61.6% for the nine months ended September 30, 2000 from 62.3% for the nine months ended September 30, 1999. The overall decrease in total expenses is primarily attributable to the overall decrease in operating expenses, which as a percentage of revenues, decreased 0.9 percentage point to 49.8% for 2000 from 50.7% for the same nine month 1999 period. The overall decrease in operating expenses is primarily attributable to a decrease in labor expense of 0.8 percentage point to 35.3% for the 2000 nine month period from 36.1% for the same 1999 period. In addition, while general and administrative expenses, as a percentage of revenues, decreased to 6.5% as of September 30, 2000 compared to 6.7% of revenues for the same 1999 nine month period, the decrease in operating expenses was partially offset by a slight increase in depreciation and amortization expense, as a percentage of revenues, of 0.4 percentage point to 5.3% for the 2000 nine month period from 4.9% for the same 1999 period. The aforementioned changes are mostly due to the same factors as those discussed above with respect to the quarter-to-quarter comparison.

     Interest expense decreased approximately $112,000 to approximately $829,000 for the period ended September 30, 2000 as compared to $941,000 for the same 1999 period mostly due to the reduction in the Company's debt during the first six months of the current fiscal year.

LIQUIDITY AND CAPITAL RESOURCES

     The Company paid down approximately $2,300,000 of debt and used approximately $1,400,000 for the purchase of the parcels adjacent to the West Hollywood restaurant, approximately $300,000 for future development of the Jerry's Famous Deli restaurant concept in the South Beach area of Miami, and approximately $169,000 for the distribution of capital to minority shareholders during the nine months ended September 30, 2000. The Company's capital requirements are primarily for the development, construction and equipping of new restaurants. Generally, the Company leases the property and extensively remodels the existing building. Additional capital expenditures will be required for new locations. The cost of renovation will depend upon the style of restaurant being converted. Renovation of Jerry's Famous Deli restaurants have cost between $2.0 million and $3.0 million per location, or $267 to $400 per square foot.

     In September 1998, the Company entered into a $15,000,000 credit facility with BankBoston, N.A. in the form of a $9,000,000 term loan and $6,000,000 revolving line of credit. In conjunction with the agreement, the Company repaid certain existing debt with the proceeds from the term loan. The term loan and the revolver mature five years from inception and bear interest at the Eurodollar rate plus a variable percentage margin totaling approximately 8.5% at September 30, 2000. The debt is collateralized by assets of the Company and includes certain financial covenants.

     Management believes that cash on hand, including cash available on the line of credit and cash flows from operations will be sufficient for operation of the Company's existing restaurants and market. Future anticipated capital needs cannot be projected with certainty. Additional capital expenditures will be required for new locations.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

     Not applicable.

                           PART II - OTHER INFORMATION

ITEMS 1. THROUGH 4.   Not applicable.

ITEM 5.  OTHER INFORMATION

     In September 2000, the Company entered into an operating lease agreement with an individual for property located at 1450 South Collins Avenue in South Miami Beach, Florida for development as a Jerry's Famous Deli. The lease agreement has an initial term of 15 years from the restaurants opening date, which is currently scheduled for the second or third quarter of 2001, and required a non-refundable deposit of $300,000.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

Exhibit
Number

10.47 Net Lease Agreement, dated September 12, 2000, between Jerry's Famous Deli, Inc. and Zori Hayon for property located at 1450 South Collins Avenue in South Miami Beach, Florida.

                                   SIGNATURES


     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                     JERRY'S FAMOUS DELI, INC.



Date:   November 9, 2000             By:  /s/   Isaac Starkman
                                          -------------------------------------
                                          Isaac Starkman
                                          Chief Executive Officer and Chairman
                                          of the Board of Directors



                                     By:  /s/  Christina Sterling
                                          -------------------------------------
                                          Christina Sterling
                                          Chief Financial Officer