Form 10-K405
period 2000-12-31
JERRYS FAMOUS DELI INC
filed 2001-03-29
CIK 948308

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-K
                       THE SECURITIES EXCHANGE ACT OF 1934

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 [FEE REQUIRED]

                   For the fiscal year ended December 31, 2000
                                       OR

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

         The number of shares of common stock of the Registrant outstanding as of February 28, 2001: 4,673,042 shares.

         The aggregate market value of the outstanding common stock of the Registrant held by non-affiliates of the Registrant, based on the market price at February 28, 2001, was approximately $6,139,789.

                       Documents Incorporated by Reference
                       -----------------------------------
         Certain portions of the following documents are incorporated by reference into Part III of this Form 10-K: The Registrant's Proxy Statement for the Annual Meeting of Shareholders to be held May 29, 2001.

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

         The seven Jerry's Famous Deli restaurants in operation at December 31, 2000 had average sales of approximately $5.5 million per location for the year ended December 31, 2000. Solley's had sales of approximately $3.6 million, and the Rascal House restaurants had average sales of approximately $5.9 million for the year ended December 31, 2000. Epicure had sales of approximately $15.9 million for the year ended December 31, 2000.

         In 2000, the Company continued with operational changes which appear to have resulted in significant improvements at the restaurant level. However, the price of the Company's stock continued to deteriorate. The price fell below $1 per share, which caused violation of a listing maintenance requirement of the Nasdaq Stock Market. In order to avoid delisting from the Nasdaq Stock Market, the Company effected a one-for-three reverse stock split on February 9, 2000, reducing the total number of issued and outstanding shares from 14,019,202 to 4,673,042 and moved its listing from the Nasdaq National Market to the Nasdaq SmallCap Market. (Except as specifically indicated, all share and per share information in this report have been adjusted to give retroactive effect to the reverse stock split.)

         In light of the market conditions for the Company's stock, and other restaurant industry and non-technology stocks, the Company and the Board of Directors has engaged in an ongoing review of all strategic alternatives. At this point the Company is not necessarily going to aggressively seek expansion by development of new restaurants or stores, at least while the strategy is under review. The Company will continue to seek attractive licensing opportunities with shopping mall food court operations, such as it has made with Universal CityWalk in Universal City, California.

         Management and the Board of Directors will continue to examine all strategic alternatives and, in that regard, continue to have discussions with professional advisers. The Company may still seek to expand and will continue to review opportunities for acquisition of sites for expansion of existing deli style operations available for acquisition to determine if particularly attractive situations are available, especially in its core areas of operation in Southern Florida and Southern California. A Jerry's Famous Deli is currently under development in South Miami, Florida. Management may consider additional public or private offerings of equity or additional debt financing to fund its future expansion. However, there is no assurance that a growth strategy will be pursued or additional capital will be available to finance growth. See "Risk Factors." The Company may determine the best course is to use any positive cash flow to improve its financial condition, putting the Company in a better position to be opportunistic in taking advantage of future opportunities. The Company may use available cash for other actions, including additional stock repurchases, to try to enhance shareholder value. The Company may pursue mergers or acquisitions or asset or other sale possibilities, although previous investigation of potential sale opportunities did not indicate satisfactory potential.

         The ownership of the Company's stock is now highly concentrated, which could increase the possibility of a proposal to take the Company private. As previously announced, an Independent Committee of the Board of Directors of the Company has been given full authority to respond to any tender offers, merger proposals or proposals to take the Company private which might come from the affiliates of any other board member or the affiliates of the Mitchell family, who have accumulated a major holding in the Company. While no specific proposals have yet been put to the Company, the Independent Committee has engaged a valuation firm to provide a fairness opinion in relation to the evaluating of any potential tender offer made by the Company or a third party and in regard to any potential "going private" transaction that may be proposed by affiliates or otherwise.

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

         In August and November of 1996, the Company sold 12,000 convertible preferred shares to affiliates of Waterton Management, LLC ("Waterton"), raising approximately $11 million. The proceeds of these issuances, together with bank borrowings, were used in connection with the Company's acquisition, renovation and opening of new restaurants. In December 1996 and March 1997, all of the outstanding preferred shares were converted into a total of 1,218,802 shares of Common Stock. Concurrently with the conversion, the Company entered into a consulting agreement with Kenneth J. Abdalla, a director of the Company and managing member of Waterton, to act as the Company's President and to provide advice and consultation with respect to sites to be leased or purchased or other assets or entities to be acquired by the Company. The consulting agreement expired on December 31, 2000.

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

         On April 1, 1998, the Company purchased The Epicure Market of Miami Beach, Florida, a family-owned specialty gourmet food market that has been in operation for more than 50 years. The total purchase price for the business was approximately $7.1 million in cash and 311,503 shares of the Company's common stock (valued at approximately $2,395,147). Concurrently with the purchase, the Company entered into a 20-year term lease agreement with additional options to renew with affiliates of the seller and five-year term employment agreements with the two family members who, together with their family, have managed the market for over 50 years. In November 1998, Mitchell Thal, one of the previous owners of Epicure, left the Company to pursue other interests. In addition, the Company has increased the interior sales area of the market and has increased store operating hours. Epicure has begun to supply some of its homemade cooked foods to its Rascal House restaurants in Boca Raton and Miami, Florida.

         In September 1998, the Company initiated a stock repurchase program to buyback up to $300,000 in the Company's common stock, which it subsequently increased to $1,000,000 in November 1998 and to $2,000,000 in March 1999. The Company believes that at its current market price the Common Stock remains an excellent value and that it is therefore in the best interest of the Company to repurchase the shares. As of December 31, 1999, the Company had repurchased approximately 375,000 shares. No additional repurchases have been made during fiscal year 2000.

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

RECENT DEVELOPMENTS

         On February 9, 2000, the Company effected a one-for-three reverse stock split. The purpose of the reverse split was to qualify the Company's stock for listing on the Nasdaq SmallCap Market. A decreasing share price and public float had resulted in a notice of delisting from the Nasdaq National Market. The Company's shares could no longer qualify for the Nasdaq National Market, but could move to the Nasdaq SmallCap Market if they could maintain a bid price over $1 per share. As of February 3, 2000, the Company's stock is being traded over the Nasdaq SmallCap Market instead of the Nasdaq National Market.

         On August 10, 2000, the Starkman Family Partnership (an affiliate of the Company) sold to the Company two parcels of land constituting the primary parking facility for the West Hollywood restaurant. The Company previously leased these two parcels from the Starkman Family Partnership on terms arranged before the Company's initial public offering. Prior to the purchase, the Company had no option or right of first refusal in relation to the parcels. The West Hollywood restaurant facility is still leased by the Company from a third party landlord. The parcels are required for the use of the restaurant facility. The independent Directors of the Company determined that control of the parking lots was strategically important to the Company, especially in future lease negotiations with the landlord of the restaurant facility. In addition, with the rent projected to be equivalent to the carrying cost of the funds to purchase the property, the Directors believed that the future appreciation in value would be a valuable asset to the Company. The Starkman Family Partnership sold the parcels to the Company for $1,420,000, which was determined by an independent third party appraiser. The Board of Directors approved the purchase of the parcels in July 2000. The purchase price was financed through funds available on the Company's line of credit.

         On September 12, 2000, the Company entered into an operating lease agreement on an 11,000 square foot property located in South Miami Beach, Florida for development as a Jerry's Famous Deli. The lease agreement has an initial term of 15 years from the restaurants opening date and required a non-refundable deposit of $300,000. The location is currently a nightclub and will take up to twelve months to refurbish as a Jerry's Famous Deli. The Company has a due diligence contingency period and no assurance can be given that currently unforeseen issues will not cause the Company to exercise its right to cancel the transaction.

EXISTING FACILITIES

         The Company operates seven Jerry's Famous Deli restaurants in Southern California, each of which features a New York Broadway theme, with an array of lighting, posters and decor giving a "theatrical" setting. Each of the Jerry's restaurants has a large deli style take-out counter displaying a wide range of deli meats, salads and other prepared foods, along with a bakery display. Most of the Southern California restaurants, including Solley's, provide attractive patio dining, where smoking is permitted, and strategically placed televisions, generally showing sports events, which add to the casual atmosphere. The Company's eight Southern California restaurants in operation at the end of 2000 averaged approximately 7,488 square feet of dining and kitchen space and 326 seats.

          The Rascal House features a traditional deli restaurant atmosphere that has been popular with its patrons for over 40 years. When the Company acquired the Rascal House in Miami Beach, it substantially retained and expanded upon the existing menu and operating format of the restaurant, but the hours of operation of the restaurant were expanded, and the restaurant began delivery service, taking call-in orders for take out, and taking charge cards, all of which were not previously done at Rascal House. This led to a substantial increase in sales. The Rascal House restaurant consists of over 12,000 square feet of dining and kitchen space and 375 seats. The Rascal House restaurant in Boca Raton features the traditional atmosphere and menu of the original Miami Beach Rascal House.

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

         Annual sales for 2000 for each of the seven Jerry's Famous Deli restaurants open during all of 2000 ranged from approximately $3.6 million for the Costa Mesa restaurant, with 320 seats, to approximately $7.9 million for the Studio City restaurant, with 342 seats. Annual sales at Solley's in Sherman Oaks, California totaled approximately $3.6 million, with 160 seats. Annual sales at the Rascal House restaurants in Miami Beach and Boca Raton, Florida for 2000 totaled approximately $7.1 million, with 375 seats and $4.7 million, with 325 seats, respectively. Annual sales at the Epicure Market in Southern Florida for 2000 totaled approximately $15.9 million. Management believes that the Company's high sales volume per restaurant coupled with efficient cost controls enable the Company to offer an excellent value, while permitting the Company to maintain strong operating margins.

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


FUTURE DEVELOPMENT STRATEGY

         The Company's growth strategy has been to acquire and expand on well-known brand name restaurants and markets located in major metropolitan areas throughout the United States. With the opening of Jerry's Famous Deli in Costa Mesa, California, the Company executed the initial phase of expansion strategy for the Jerry's Famous Deli concept. With the acquisitions of Solley's Deli in 1996, the Rascal House in 1996, The Epicure Market in April 1998, and the development of the second Rascal House in Boca Raton, the Company executed the second phase of its overall expansion strategy, which is to acquire and expand upon other popular deli-style restaurants and markets, in addition to developing new locations for each of its brand names.

         In light of the market conditions for the Company's stock, especially the lack of liquidity for shareholders, the Company and the Board of Directors has engaged in an ongoing review of all strategic alternatives and of the prior overall growth strategy. At this point the Company is not necessarily going to aggressively seek expansion by development of new restaurants or stores, at least while the strategy is under review. However, the Company is currently developing a Jerry's Famous Deli in South Miami, Florida.

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

         To date, the Company has relied upon bank borrowings, landlord financing and equity contributions from its shareholders and the proceeds of public and private offerings of common and preferred stock to fund growth. Recently, the Company has been paying down its bank loans from operating cash flows. The Company may consider additional public or private offerings of additional common stock or preferred stock or debt to fund any future expansion plans, if cash flows from operations are not sufficient. The Company believes the new location in South Miami, Florida can be funded through cash flows from operations.

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

EMPLOYEES

         As of February 25, 2001, the Company employed approximately 1,483 employees at its ten restaurants and one gourmet market. The Company also employs approximately 20 persons at its corporate administrative office. Historically, the Company has experienced relatively low turnover of key management employees. The Company believes that it maintains favorable relations with its employees. There are no unions or collective bargaining arrangements.

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

         The Company has successfully registered the trademarks "Rascal House" and "Wolfie Cohen's Rascal House." The Company has not filed for registration of the Solley's trademark.

ITEM 2.  PROPERTIES

         Leased Properties. The Company's Sherman Oaks (Solley's), Studio City, Encino, West Hollywood, Westwood, Woodland Hills, Costa Mesa, and Boca Raton restaurants, Epicure and the new restaurant to be located in South Miami, are all on leased premises. The Company owns the furnishings, fixtures and equipment in each of its restaurants. Existing leases have expirations ranging from 2003 through 2018 (excluding renewal options). Leases typically provide for minimum base rents plus a percentage of gross sales above the minimum base rents, plus payment of certain operating expenses. See Note 7 of Notes to Consolidated Financial Statements for information regarding aggregate minimum rents paid by the Company for recent periods and information regarding the Company's obligation to pay minimum rents in future years. The Westwood restaurant property, as well as the Guy's Place property adjacent to the West Hollywood restaurant, are leased from The Starkman Family Partnership, which is owned by the Starkman family, principally Isaac Starkman, the controlling beneficial shareholder of the Company. In addition, the three parking lots which service the West Hollywood restaurant were also leased from the Starkman Family Partnership. However, in August 2000, the Company purchased two of the three parking lots which constitute the primary parking facility for the West Hollywood restaurant from the Starkman Family Partnership. See "Purchased Restaurant Properties." In addition, the Epicure property is leased from E&L Thal Properties, an affiliate of the previous owners. See "Certain Relationships and Related Transactions."

         Purchased Restaurant Properties. The Company owns the land and buildings of its Marina del Rey Jerry's Famous Deli restaurant and the Rascal House restaurant in Miami Beach. The Company owns a parking lot at Epicure. In April 1995, the Company purchased the Pasadena restaurant site located at 42 South Delacey Street for $1,675,000. The Company completed construction of a 7,400 square foot building at a cost of approximately $2,894,000, and the new restaurant opened on February 20, 1996. The Pasadena property was sold on May 2, 1999 with no significant gain or loss recognized. In March 1996, the Company purchased the Marina del Rey property including the 9,300 square foot, 405 seat Jerry's Famous Deli restaurant which has been in operation since 1991, for a total purchase price of $3,963,510, paid $713,510 in cash and $3,250,000 in the form of a collateralized promissory note payable to the Marina landlord. The note payable to the Marina landlord provides for interest only payments at 9% per annum, and for principal and accrued interest to be paid in full on March 31, 2002. In September 1996, as part of the purchase of Wolfie Cohen's Rascal House in Miami, Florida, the Company purchased 2.21 acres of land and the 23,000 square foot two story restaurant building. The total purchase price of the real estate, fixtures and equipment of $4,750,000 was paid in full at closing. In August 2000, the Company purchased the two parcels of land constituting the primary parking facility of the West Hollywood restaurant for a total purchase price of $1,420,000. The purchase price was financed through funds available on the Company's line of credit.

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

         The cost of opening a new Jerry's Famous Deli restaurant in a leased building, depending upon the location and condition of the premises, has ranged from approximately $2.0 million to $3.0 million, or $267 to $400 per square foot, including renovation, furniture, fixtures, equipment, and pre-opening costs and depending in part upon tenant improvement allowances. Cost of development of the new Jerry's Famous Deli in South Miami, Florida, which is leased, is anticipated to be approximately $3.0 million. To date, the Company has relied upon bank borrowings, landlord financing and sale of its common and preferred stock to finance new restaurants. The Company intends to rely upon financing raised in possible future debt or equity offerings, real estate financing transactions and additional lines of credit as available, to fund future expansion plans.

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

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         No matters were submitted to a vote of shareholders in the fourth quarter of 2000. However, the reverse stock split discussed above was approved by a majority of the shareholders in an action taken by written consent in January 2000.

EXECUTIVE OFFICERS

         The following table sets forth certain information concerning the Company's executive officers.

NAME                       AGE                                  POSITION
Isaac Starkman             63           Director, Chief Executive Officer, Secretary and
                                        Chairman of the Board

Guy Starkman               30           President and Director

Christina Sterling         56           Chief Financial Officer

Jason Starkman             26           Director, Management Information Systems Director,
                                        Vice-President

Ami Saffron                43           Director of Development, Vice-President

Kenneth Abdalla            37           Director


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

         Mr. Guy Starkman has been involved with the general operations of the Company since 1987. He became employed by the Company on a full-time basis as Director of Operations in 1989, and had been a Director of the Company and Vice President since January 1995. On January 12, 2001 Mr. Starkman was promoted to President of the Company. Mr. Starkman is generally responsible for the overall operations of the Company. In addition, Mr. Starkman will continue to negotiate with vendors, review purchases at each restaurant, oversee the delivery fleet and participate in major personnel decisions. Mr. Starkman studied Business Administration at the University of Southern California, and is the son of Isaac Starkman.

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

         Mr. Kenneth Abdalla became a Director of the Company in December 1996 and served as President of the Company from March 27, 1997 through December 31, 2000. As President of the Company, Mr. Abdalla provided limited services to the Company in connection with restaurant acquisitions pursuant to a contract which expired on December 31, 2000. Mr. Abdalla continues to be a Director of the Company. Mr. Abdalla is the founder and managing member of Waterton Management, LLC, a private investment firm established in July 1995. Mr. Abdalla was a Vice President at Salomon Brothers, Inc., where he managed a team of professionals in the private investment department. Mr. Abdalla obtained a Bachelor of Science degree from the University of the Pacific in 1986.

                                     PART II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

         From October 22, 1995 and until February 2, 2000, the Company's Common Stock was traded on the Nasdaq National Market. Commencing February 3, 2000, the Company's Common Stock has been traded on the Nasdaq SmallCap Market. The high and low sales prices for the Common Stock during the eight most recent quarters are as follows:


                                                High             Low

March 31, 1999                                  $6.19           $2.63
June 30, 1999                                   $4.78           $3.00
September 30, 1999                              $4.50           $2.63
December 31, 1999                               $3.19           $1.69

March 31, 2000                                  $6.66           $1.88
June 30, 2000                                   $4.00           $1.69
September 30, 2000                              $4.88           $3.50
December 31, 2000                               $4.63           $1.16


         On February 28, 2001, the closing sale price for the Common Stock reported on the Nasdaq SmallCap Market was $3.75 per share. The Company's Common Stock is traded on the Nasdaq SmallCap Market under the symbol "DELI."

         As of February 28, 2001, there were 132 shareholders of record of the Common Stock.

DIVIDEND POLICY FOR COMMON STOCK

         The Company has not paid any dividends since it became a public company and will likely not pay any cash dividends in respect of the Common Stock in the future, although all strategic issues are under review. In addition, the Company's line of credit with BankBoston, N.A. requires the bank's consent before the payment of any dividends, which consent may not be unreasonably withheld.

ITEM 6.  SELECTED CONSOLIDATED FINANCIAL DATA

         The selected financial data presented below for the years ended December 31, 2000, 1999, 1998, 1997 and 1996 are derived from the consolidated December 31 (2000, 1999, 1998, 1997, and 1996) financial statements (hereafter "consolidated financial statements") of the Company.


                                                                Year Ended December 31,
                                               ------------------------------------------------------------
                    Description                  2000         1999         1998         1997         1996
                    -----------                --------     --------     --------     --------     --------
                                                (Dollars in thousands except Earnings Per Share Data and
                                                                Restaurant Operating Data)
INCOME STATEMENT DATA:

Revenues                                       $ 69,601     $ 70,675     $ 66,583     $ 56,418     $ 40,160
Cost of sales                                    23,956       24,729       22,408       17,508       12,480
                                               --------     --------     --------     --------     --------
Gross profit                                     45,645       45,946       44,175       38,910       27,680

Operating expenses                               34,240       35,217       33,849       28,769       19,951
General and administrative expenses               4,487        4,748        4,832        4,839        4,180
Preopening expenses                                --           --            538         --           --
Depreciation and amortization expenses            3,588        3,356        3,730        3,870        2,114
                                               --------     --------     --------     --------     --------

Income from operations                            3,330        2,625        1,226        1,432        1,435

Interest expense, net                             1,116        1,213        1,255          600          366
Other expense, net                                  130          214          167          135          206
                                               --------     --------     --------     --------     --------
Income (loss) before items below                  2,084        1,198         (196)         697          863
Income tax (provision) benefit                     (653)        (288)          65         (134)        (284)
                                               --------     --------     --------     --------     --------
Income (loss) before cumulative effect of a       1,431          910         (131)         563          579
 change in accounting principle
Cumulative effect of a change in
 accounting principle, net of tax benefit
 of $65,162                                        --           --           (133)        --           --
                                               --------     --------     --------     --------     --------
                                               $  1,431     $    910     $   (264)    $    563     $    579
                                               ========     ========     ========     ========     ========
Net income (loss)


EARNINGS PER SHARE DATA:


Preferred stock:

  Cash dividends paid or accrued                                                                   $   (227)
  Accounting deemed dividend (3)                                                                     (5,000)
                                                                                                   --------
Net loss applicable to common stock                                                                $ (4,648)
                                                                                                   ========
Net income per share
    Net income - Basic                                                                             $   0.17
                                                                                                   ========
Preferred stock:
     Cash dividends paid or accrued - Basic                                                        $  (0.07)
     Accounting deemed dividend (3) - Basic                                                           (1.44)
                                                                                                   --------
                                                                                                   $  (1.51)
                                                                                                   ========

                                                                     Year Ended December 31,
                                               --------------------------------------------------------------------------
                    Description                   2000            1999             1998           1997           1996
                    -----------                -----------     -----------     -----------     -----------    -----------
                                                (Dollars in thousands except Earnings Per Share Data and
                                                                Restaurant Operating Data)
Basic
Net income (loss) per share
   before cumulative effect of an
   accounting change applicable to
   common stock                                $      0.31     $      0.19     $     (0.02)    $      0.13    $     (1.34)
Cumulative effect of change in
   accounting principle                               --              --             (0.03)           --             --
                                               -----------     -----------     -----------     -----------    -----------
Net income (loss) per share
   applicable to common stock                  $      0.31     $      0.19     $     (0.05)    $      0.13    $     (1.34)
                                               ===========     ===========     ===========     ===========    ===========
Net income per share
   Net income - Diluted                                                                                       $      0.16
                                                                                                              ===========
Preferred Stock:
   Cash dividends paid or accrued - Diluted                                                                   $     (0.06)

   Accounting deemed dividend (3) - Diluted                                                                   $     (1.43)
                                                                                                              -----------

Diluted                                                                                                       $     (1.49)
                                                                                                              ===========
Net income (loss) per share
   before cumulative effect of
   an accounting change applicable
   to common stock                             $      0.31     $      0.19     $     (0.02)    $      0.13    $     (1.33)
Cumulative effect of change in
   accounting principle                               --              --             (0.03)           --             --
                                               -----------     -----------     -----------     -----------    -----------
Net income (loss) per share
   applicable to common stock                  $      0.31     $      0.19     $     (0.05)    $      0.13    $     (1.33)
                                               ===========     ===========     ===========     ===========    ===========

Weighted average common shares
     outstanding - Basic                         4,673,042       4,719,274       4,956,582       4,456,666      3,470,687
Weighted average common shares
     outstanding - Diluted                       4,677,518       4,724,468       4,975,636       4,473,032      3,508,507

RESTAURANT OPERATING DATA(1):

For restaurants open for the full year:

    Average sales per restaurant               $ 5,357,670     $ 5,445,673     $ 5,286,187     $ 6,040,515    $ 6,842,542
    Average sales per seat                     $    16,191     $    16,457     $    16,097     $    18,373    $    19,221
    Average sales per square foot              $       646     $       657     $       655     $       780    $       939

    Total number of restaurants open
      for the full year                                 10              10              10               9              4

Total restaurants open at end of year                   10              10              11              10              9


BALANCE SHEET DATA (END OF YEAR):



Working capital (deficit)                      $    (2,405)    $    (2,972)    $    (2,421)    $       208    $       103
Total assets                                   $    46,411     $    45,148     $    48,993     $    37,978    $    36,563
Total debt (including current portion)         $    12,720     $    12,743     $    17,188     $     8,442    $     6,559
Minority interest (2)                          $       504     $       677     $       555     $       480    $       441
Equity                                         $    27,504     $    26,073     $    25,859     $    24,576    $    23,624

All share and per share amounts have been adjusted to reflect the one-for-three reverse split which took place on February 9, 2000.

(1) Determined as total sales divided by the number of all restaurants open for the full period, total seats, and total square feet. Four restaurants were open for the full year in 1996, nine for the full year 1997 and ten for the full year 1998, 1999 and 2000. Total seats is based upon the typical seating configuration of each restaurant. Seating configurations in each restaurant are subject to change. Square foot data is based on approximate square feet for the kitchen and dining room area.

(2) The minority interest represents the other limited partners and the other general partner's interest in the Encino restaurant. For October 1, 2000 to December 31, 2000, the minority interest represents the limited partners' 64.66% share and the other co-general partner's 5% share of accumulated net income or loss and dividends. For November 15, 1999 to September 30, 2000, the minority interest represents the other limited partners' 64.84% share and the other general partner's 5% share of accumulated net income or loss and dividends. Prior to November 14, 1999, the minority interest represented the other limited partners' 67.45% share and the other general partner's 5% share of accumulated net income or loss and dividends.

(3) In 1996, in accordance with the recent Securities and Exchange Commission position regarding accounting for Preferred Stock which is convertible at a discount from market price for Common Stock, the Company has reflected an accounting "deemed dividend." This accounting deemed dividend, which relates to the issuance of the Preferred Stock which has been reflected in the third and fourth quarters of 1996, is a non-cash, non-recurring accounting entry for determining income (loss) applicable to common stock and income (loss) per share.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

         The following discussion and analysis of the Company's consolidated financial condition and results of operations for the fiscal years ended December 31, 2000, 1999, and 1998 should be read in conjunction with the Company's consolidated financial statements and related notes thereto included elsewhere in this report.

GENERAL

         Statements contained herein that are not historical facts are forward looking statements. Important factors which could cause the Company's actual results to differ materially from those projected in, or inferred by, forward looking statements are (but are not necessarily limited to) the following: the impact of increasing competition in the moderately priced, casual dining segment of the restaurant industry; changes in general economic conditions which impact consumer spending for restaurant occasions; unforeseen events which increase the cost to develop and/or delay the development and opening of new restaurants; unexpected increases in the cost of raw materials, labor and other resources necessary to operate the restaurants, including without limitation the recent increases in the minimum wage; the amount and rate of growth of general and administrative expenses; the availability, amount, type and cost of financing for the Company and any changes to that financing; the revaluation of any of the Company's assets (and related expenses); costs of reviewing alternative strategies for the Company's future and possible solutions to bring liquidity to the Company's shareholders; and the amount of, and any changes to, tax rates. See "Risk Factors" below for further information on these considerations, and see periodic and other reports filed by the Company with the Securities and Exchange Commission.

         The Company's revenues are derived primarily from food and beverage sales at its ten restaurants and The Epicure Market. As of December 31, 2000, the Company owned the following restaurants, except the Encino restaurant in which it owns a general partner's and a limited partner's interest:

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


         In addition, the Company has leased a location in South Miami, Florida, which is currently under development and expected to open in the fourth quarter of 2001.

          The Company's expenses consist primarily of food and beverage costs, operating costs (consisting of salaries, rent and occupancy expenses), general and administrative expenses, interest expense and depreciation and amortization expenses.

         Certain preopening costs, including direct and incremental costs associated with the opening of a new restaurant, historically were amortized over a period of one year from the opening date of such restaurant. These costs include primarily those incurred to train a new restaurant management team and the food, beverage and supply costs incurred to perform testing of all equipment, concept systems and recipes. In addition, the Company had organization costs which were being amortized over a five-year life. The Company adopted Statement of Position ("SOP") 98-5 in 1998, which requires entities to expense as incurred all start-up (including organization) and preopening costs that are not otherwise capitalizable as long-lived assets. The Company's adoption, in 1998, of the accounting principle resulted in the recognition of a cumulative effect of a change in accounting principle as a one-time charge against earnings, net of any related tax effect. The net cumulative pre-tax effect of the change in accounting principle was approximately $197,000, which represented the unamortized balance of preopening and organization costs at December 31, 1997.

         The Company owns both the land and the building for its restaurants located in Marina del Rey and Miami Beach; all other restaurant locations are leased. The Company also owns the parcels of land constituting the primary parking lots at the West Hollywood restaurant and at Epicure. All the Company's restaurants except the Encino restaurant are wholly-owned. Epicure is operated by a wholly-owned subsidiary, National Deli Corporation. The Encino restaurant is owned and operated through JFD-Encino, a limited partnership of which a wholly-owned subsidiary of the Company is the 80% co-general partner and a 10.34% limited partner. The general partners of JFD-Encino are entitled to 25% of the net income, loss or dividends of the Encino restaurant and the limited partners are entitled to the remaining 75% until the limited partners have received a return of 100% of their capital plus a cumulative return of 10% per annum. After payout of the limited partners' initial contributed capital, the general partners are entitled to 65% of the net income or loss of the Encino restaurant and the limited partners are entitled to the remaining 35%. The Company consolidated the financial statements of the Encino restaurant and separately stated the effect of minority interests in the Consolidated Balance Sheets and Consolidated Statements of Operations based upon the Company's current operating control of the Encino restaurant.

RESULTS OF OPERATIONS

         The following table presents for the last three fiscal years the Consolidated Statements of Operations of the Company expressed as percentages of total revenue.

                                                                    Percentage of Total Revenues
                                                                      Years Ended December 31,
                                                                    ----------------------------
                                                                     2000       1999       1998
                                                                    -----      -----      ------
Revenues                                                            100.0%     100.0%     100.0%

Cost of sales                                                        34.4       35.0       33.7
                                                                    -----      -----      -----

Gross profit                                                         65.6       65.0       66.3
Operating expenses
         Labor                                                       34.9       35.4       35.6
         Occupancy and other                                         14.3       14.5       15.3
                                                                    -----      -----      -----

Total operating expenses                                             49.2       49.9       50.9

General and administrative expenses                                   6.5        6.7        7.2

Preopening expenses                                                   0.0        0.0        0.8

Depreciation and amortization expense                                 5.1        4.7        5.6
                                                                    -----      -----      -----

Total expenses                                                       60.8       61.3       64.5
                                                                    -----      -----      -----

Income from operations                                                4.8        3.7        1.8

Interest expense, net                                                (1.6)      (1.7)      (1.8)
                                                                    -----      -----      -----

Income before provision for income taxes and minority interest        3.2        2.0        0.0

Income tax (provision) benefit                                       (0.9)      (0.4)       0.1

Minority interest                                                    (0.3)      (0.3)      (0.3)
                                                                    -----      -----      -----

Income (loss) before cumulative effect of change in accounting
principle                                                             2.0        1.3       (0.2)
                                                                    -----      -----      -----

Cumulative effect of change in accounting principle                   0.0        0.0       (0.2)
                                                                    -----      -----      -----

         Net income (loss)                                            2.0%       1.3%      (0.4)%
                                                                    =====      =====      =====

Fiscal Year 2000 Compared to Fiscal Year 1999

         Total revenues decreased approximately $1,074,000, or 1.5%, to approximately $69,601,000 for 2000 from $70,675,000 for 1999. The overall decrease in total revenues was in part due to the sale of the Pasadena restaurant, which had revenues of approximately $977,000 for the fiscal year ended December 31, 1999. Also contributing to the overall decrease was a decrease in revenues of approximately $1,135,000 or 8.7% for the Florida restaurants. The decrease in revenues for the Rascal House restaurants was primarily due to weather conditions affecting that areas seasonality, coupled with increased competition in the Miami and Boca Raton areas. The overall decrease was partially offset by an increase in same store sales for the California restaurants and an increase in sales for The Epicure Market. Same store sales for the eight restaurants opened from January 1, 1999 were approximately $41,714,000 in 2000 compared to $41,485,000 in 1999, an increase of approximately $229,000 or 0.6%. Revenues for The Epicure Market increased by approximately $804,000 or 5.3% to approximately $15,891,000 for 2000 from $15,087,000 for 1999.

         Cost of sales, which includes the cost of food, beverages and supplies decreased $773,000, or 3.1%, to $23,956,000 in 2000 from $24,729,000 in 1999.
Total food cost, which comprises approximately 95% of cost of sales, as a percentage of total revenues decreased to 34.4% in 2000 from 35.0% in 1999. Without Epicure, food costs as a percentage of restaurant revenues decreased only slightly to 32.0% in 2000 from 32.7% in 1999. Epicure's food costs decreased to 42.8% in 2000 from 43.5% in 1999. Management attributes this decrease to the Company's continued focus on more efficient buying and increased management monitoring of purchase costs at the restaurants and Epicure.

         Operating expenses, which include all restaurant level operating costs, including, but not limited to, labor, rent, laundry, maintenance, utilities and repairs, decreased $977,000, or 2.8%, to approximately $34,240,000 in 2000 from $35,217,000 in 1999. As a percentage of revenues, operating expenses decreased to 49.2% in 2000 from 49.9% in 1999. Labor costs, the largest component of operating expenses, decreased slightly to 34.9% in 2000 from 35.4% in 1999. Generally, Epicure has a lower overall labor cost as compared to the restaurants. Labor costs as a percentage of revenues for Epicure decreased slightly to 27.4% in 2000 as compared to 27.9% for 1999. Without Epicure, labor costs as a percentage of revenues also decreased slightly to 37.1% for 2000 compared to 37.4% for 1999. The overall decrease in labor costs is primarily due to the benefit derived from less turnover in management at the restaurant level. Contributing to the decrease in operating expenses was a slight decrease in occupancy costs to 14.3% in 2000 from 14.5% in 1999.

         General and administrative expenses decreased approximately $261,000, or 5.5% to approximately $4,487,000 in 2000 from approximately $4,748,000 in 1999. As a percentage of revenues, general and administrative expenses decreased
0.2 percentage point, to 6.5% in 2000 from 6.7% in 1999.

         Depreciation and amortization expense increased approximately $232,000, or 6.9%, to approximately $3,588,000 in 2000, from $3,356,000 in 1999.
Depreciation expense increased approximately $193,000, or 7.2%, to approximately $2,865,000 in 2000 from approximately $2,672,000 in 1999. The increase was primarily due to the acquisitions made throughout the current fiscal year. Amortization expense increased slightly by approximately $38,000, or 5.6%, to approximately $723,000 in 2000 from approximately $685,000 in 1999.

         The $96,000 decrease in interest expense to approximately $1,141,000 in 2000 from approximately $1,237,000 in 1999 was primarily due to the reduction in the Company's debt during the first six months of fiscal year 2000.

         Licensing income of approximately $79,000 recorded for the year ended December 31, 2000 was generated from the licensing agreements, originally signed in 1999, with CA One Services, Inc., for the licensing of the "Wolfie Cohen's Rascal House" concept for one shopping mall food court in Naples, Florida, and with Universal City Walk, for the licensing of the "Jerry's Famous Deli" concept for a restaurant located in Universal City, California.

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

         In September 1998, the Company retained the services of an outside consultant with significant restaurant industry experience in an effort to increase revenues. The consultant, with over 26 years in the industry, whose clients have included numerous family, midscale, and casual dining restaurant chains also completed an overall analysis of the Company's operations, including customer service, menu pricing and review, and general operating policies and procedures. To date, the consultant has completed his work in California and Florida and the Company has implemented many of the consultant's recommendations, which have focused mostly on improving customer service, formalizing training procedures, and improving communication within the restaurants. The Company was able to see immediate results from these recommendations, as the Company has received favorable feedback from customers as evidenced by customer comment cards and mystery shopper data, as well as an increase in same store sales.

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

         With the addition of Epicure, the Company diversified its presence in Southern Florida, and in 1999 began providing homemade products from Epicure to its Rascal House restaurants.

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

Business Outlook

         The Company does not believe that its existing restaurants can show substantial growth in per restaurant revenues. Management believes that any significant sales growth will have to come from additional restaurants or other retail food establishments. Currently, only one new location in South Miami, Florida is under development.

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

         The Company's business strategy in 1995, when it became a public company, was to seek appreciation in the value of its common stock through growth in revenues and earnings. Although the Company has substantially increased revenues since 1995 and increased its net income and earnings per share over the past two years, shareholders have not realized an increase in the value of the Company's common stock. Currently, no analyst reports on the Company's stock and the market has very low volume. Under current market conditions, it is not clear whether additional expansion would result in an increase in value of the Company's stock in the near term. In addition, the cost of additional expansion necessary for substantial growth of the Company's earnings would require significant amounts of additional capital or debt financing, and there is no assurance that the Company could obtain the necessary financing to complete an aggressive strategy under present market conditions.

         For these reasons, the Company has considered and continues to consider other strategic alternatives to maximize value for the Company's shareholders. The Company's Board of Directors recently appointed an Independent Committee to respond to any tender offers, merger proposals or proposals to take the Company private which might come from the affiliates of any other board members or the affiliates of the Mitchell family, who have accumulated a major holding in the Company. While no specific proposals have yet been put to the Company, the Independent Committee has engaged a valuation firm to provide a fairness opinion in relation to evaluating any potential tender offer by the Company or a third party and in regard to any potential "going private" transaction that may be proposed by affiliates or otherwise.

LIQUIDITY AND CAPITAL RESOURCES

         As is typical in the restaurant industry, the Company historically has operated with little or no working capital, and does not have significant inventory or trade receivables and customarily receives several weeks of trade credit in purchasing food and supplies.

         Since the completion of the 1995 Public Offering, the policy of the Company has been to reinvest positive cash flow for restaurant development and general working capital, and more recently, the Company's stock repurchase program. Net cash flow from operating activities increased to approximately $5,274,000 for 2000 from approximately $4,734,000 for 1999. Net cash flow from operating activities was approximately $4,965,000 for 1998. In the future, the Company intends to use any positive cash flow for restaurant development and general working capital and possible stock repurchase programs. Because funds available from cash sales are not needed immediately to pay for food and supplies or to finance receivables or inventory, they can be used for capital expenditures.

         The March 1996 purchase of the Marina del Rey restaurant property from the Company's landlord was funded primarily through a $3,250,000 note from the landlord. It is collateralized by the property, requires interest only payments at 9% per annum until maturity, and is due in March 2002. The Company may seek to refinance the debt or utilize existing credit facilities, depending on market conditions, to meet its obligation.

         The Company utilized its revolving line of credit in 1998 in conjunction with the purchase of Epicure in the aggregate amount of $965,000 from United Mizrahi Bank. Borrowings under the credit line were collateralized by the fixtures and equipment of the Pasadena restaurant. The debt was repaid in full without penalty in September 1999 from the proceeds of the sale of the Pasadena facility.

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

         In September 1998, the Company entered into a $15,000,000 credit facility with BankBoston, N.A. in the form of a $9,000,000 term loan and $6,000,000 revolving line of credit. In conjunction with the agreement, the Company paid off certain existing debt with the proceeds from the term loan. The term loan and revolver mature five years from inception and bear interest at the Eurodollar rate plus a variable percentage margin totaling approximately 9.22% at December 31, 2000. The debt is collateralized by assets of the Company and includes certain financial covenants. The Company has utilized approximately $2,000,000 of the credit line in conjunction with the repurchase of its Common Stock and the renovation of the Rascal House restaurant. As of December 31, 2000, the amount of borrowings available under the revolving line of credit was $2,720,000.

         Management believes that cash on hand, cash flow from operations and its available line of credit will be sufficient to finance the operation of the Company's existing restaurants. Future anticipated capital needs cannot be projected with certainty. Additional capital expenditures will be required if new locations are added. The Company generally intends to seek leased locations. The cost of renovation will depend upon the style of restaurant being converted. Renovation of Jerry's Famous Deli restaurants have cost between $2.0 million and $3.0 million per location, or $267 to $400 per square foot.

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

         LACK OF DIVERSIFICATION. At the present time, the Company has invested primarily in deli-style restaurants and gourmet markets. As a result, changes in consumer preferences, including a change in consumer preferences for restaurants of the type operated by the Company, may have a disproportionate and materially adverse impact on the Company's business and its operating results.

         NEED FOR ADDITIONAL FINANCING. Management believes that the Company has sufficient funds for limited expansion, if such a course is undertaken, but may need additional funding if it makes future acquisitions or develops new locations. There is no assurance that the Company will be able to obtain such additional financing, or that such additional financing will be available on terms acceptable to the Company and at the times required by the Company. Failure to obtain such financing may adversely impact the growth, development or general operations of the Company. If, on the other hand, such financing can be obtained, it will most likely result in additional leverage or dilution of existing shareholders.

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

         DEPENDENCE ON KEY PERSONNEL. The Company believes that the development of its business has been, and will continue to be, highly dependent on Isaac Starkman, the Chairman of the Board and Chief Executive Officer of the Company. Isaac Starkman is currently 63 years old. Mr. Starkman has an employment agreement which requires that he devote a substantial majority of his time to the Company; however, he does have, and will continue to have, limited involvement with certain concession and souvenir businesses in New York, and other business ventures, each unrelated to the Company and its business. Guy Starkman, President of the Company, is currently 30 years old and Jason Starkman, Vice President of the Company, is currently 26 years old. The Company has obtained key man life insurance of $1,000,000 face amount on Isaac Starkman. However, if Isaac Starkman's services become unavailable for any reason, it could affect the Company's business and operations adversely.

         POSSIBLE HIGHER COSTS UNDER EXISTING RELATED PARTY LEASES. The Company currently leases its Westwood restaurant building and eight adjacent parking spaces, along with one parking lot and a 1,200 square foot building adjacent to its West Hollywood restaurant, from the Starkman Family Partnership ("The Starkman Family Partnership"), an entity controlled by Isaac Starkman, the controlling beneficial shareholder of the Company. There is no assurance that the leases between The Starkman Family Partnership and the Company are as favorable as the Company could have obtained from an unaffiliated third party. These leases were not negotiated at arm's length and Isaac Starkman, the controlling beneficial shareholder and the Chief Executive Officer of the Company, had a conflict of interest in negotiating these transactions. In addition, several of the leases are subject to renewal at their then fair market value, which could involve substantial increases, depending upon the real estate leasing market at the time of renewal of each of such leases. In the future, the Company will not lease new restaurant sites or facilities or renew existing leases from The Starkman Family Partnership or other affiliated persons or entities unless the terms of the lease have been approved by the Company's independent directors and deemed at least as favorable as would be available from a non-affiliated third party by an independent national or regional real estate evaluation firm or commercial leasing firm in a written opinion.

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

         INCREASE IN MINIMUM WAGE. The federal minimum wage increased from $4.75 an hour to $5.15 effective September 1, 1997. The California minimum wage increased from $5.75 an hour to $6.25 effective April 1, 2000. In addition, the California minimum wage will increase again to $6.75 effective January 1, 2002. Approximately one-third of the employees working in restaurants operated by the Company receives salaries equal to the federal minimum wage.

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

         POSSIBLE ADVERSE IMPACT ON POTENTIAL BIDS TO ACQUIRE SHARES DUE TO ISSUANCE OF PREFERRED OR COMMON STOCK. The Board of Directors of the Company has authority to issue up to 5,000,000 shares of preferred stock of the Company (the "Preferred Stock") and to fix the rights, preferences, privileges and restrictions of such shares without any further vote or action by the shareholders. In addition, the Company has authorized 60,000,000 shares of Common Stock. Only 4,673,042 shares of Common Stock are currently outstanding, and no preferred shares are currently outstanding. The potential issuance of authorized and unissued preferred shares or Common Stock of the Company may result in special rights and privileges, including voting rights, to individuals designated by the Company and have the effect of delaying, deferring or preventing a change in control of the Company. As a result, such potential issuance may adversely affect the marketability and potential market price of the shares. As additional acquisition opportunities become available, Management may determine to issue and sell additional Common Stock or preferred shares at any time in the future.

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

         SAME STORE SALES DECLINES. There can be no assurance that same store sales declines can be stemmed in the future. The Company has been able to stem some of the declines during 2000, however there is no guarantee that this trend will continue.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURE AND MARKET RISK.

         The Company is exposed to market risk from changes in interest rates on debt. The Company's exposure to interest rate risk relates to its $9,000,000 term loan and $6,000,000 revolving line of credit. Borrowings under the agreements bear interest as discussed in Note 5 of Notes to Consolidated Financial Statements. Borrowings outstanding under the agreements were $7,440,000 at December 31, 2000. Consequently, a hypothetical 1% interest rate change could have a material impact on the Company's results of operations.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

                         INDEX TO FINANCIAL STATEMENTS

                                                                            Page

Report of Independent Accountants .........................................  29

Consolidated Balance Sheets as of December 31, 2000 and 1999...............  30

Consolidated Statements of Operations for the years
     ended December 31, 2000, 1999 and 1998................................  31

Consolidated Statements of Equity for the years
     ended December 31, 2000, 1999 and 1998................................  32

Consolidated Statements of Cash Flows for the years
     ended December 31, 2000, 1999 and 1998................................  33

Notes to Consolidated Financial Statements.................................  34

                        REPORT OF INDEPENDENT ACCOUNTANTS

To the Board of Directors and Shareholders
Jerry's Famous Deli, Inc.

     In our opinion, the accompanying consolidated balance sheets and the related consolidated statements of operations, equity and cash flows present fairly, in all material respects, the financial position of Jerry's Famous Deli, Inc. and its subsidiaries at December 31, 2000 and 1999 and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2000, in conformity with accounting principles generally accepted in the United States of America. These financial statements are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with auditing standards generally accepted in the United States of America, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

     As discussed in Note 1 to the consolidated financial statements, the Company changed its method of accounting for the cost of start-up activities in 1998.


                                      PricewaterhouseCoopers LLP

Los Angeles, California
March 12, 2001

                            JERRY'S FAMOUS DELI, INC.
                           CONSOLIDATED BALANCE SHEETS



                                                                                               December 31,
                                                                                         --------------------------
                                                                                            2000           1999
                                                                                         -----------    -----------
ASSETS
Currents assets
   Cash and cash equivalents                                                             $ 1,833,686    $ 1,184,329
   Accounts receivable, net                                                                  601,733        519,948
   Inventory                                                                               1,298,418      1,382,784
   Prepaid expenses                                                                          421,241        349,105
   Deferred income taxes                                                                     285,511        288,725
   Income taxes receivable                                                                      --          201,700
                                                                                         -----------    -----------
          Total current assets                                                             4,440,589      3,926,591

Property and equipment, net                                                               31,673,889     30,155,403

Deferred income taxes                                                                         96,183        312,531
Goodwill and covenants not to compete                                                      8,720,620      9,184,526
Other assets                                                                               1,479,907      1,569,138
                                                                                         -----------    -----------

          Total assets                                                                   $46,411,188    $45,148,189
                                                                                         ===========    ===========

LIABILITIES AND EQUITY
Current liabilities
   Accounts payable                                                                      $ 3,136,596    $ 3,378,452
   Accrued expenses                                                                        1,563,454      1,414,934
   Sales tax payable                                                                         354,813        404,613
   Income tax payable                                                                         31,826           --
   Current portion of capital lease obligation                                                46,337           --
   Current portion of long-term debt                                                       1,712,260      1,700,955
                                                                                         -----------    -----------
          Total current liabilities                                                        6,845,286      6,898,954

Long-term debt                                                                            11,007,256     11,042,092
Capital lease obligation                                                                     119,710           --
Deferred rent                                                                                430,683        456,774
                                                                                         -----------    -----------

          Total liabilities                                                               18,402,935     18,397,820

Minority interest                                                                            504,098        677,053

Commitments and contingencies (Note 7)

Equity
   Preferred stock Series A , no par, 5,000,000 shares authorized,
      none issued or outstanding                                                                --             --
   Common stock, no par value, 60,000,000 shares authorized, 4,673,042 and 14,019,202
      (pre-split) shares issued and outstanding in 2000 and 1999, respectively            24,575,522     24,575,522
   Equity                                                                                  2,928,633      1,497,794
                                                                                         -----------    -----------
          Total equity                                                                    27,504,155     26,073,316
                                                                                         -----------    -----------

          Total liabilities and equity                                                   $46,411,188    $45,148,189
                                                                                         ===========    ===========

  The accompanying notes are an integral part of these consolidated financial statements.

                            JERRY'S FAMOUS DELI, INC.
                      CONSOLIDATED STATEMENTS OF OPERATIONS


                                                                          YEARS ENDED DECEMBER 31,
                                                              ----------------------------------------------
                                                                  2000             1999             1998
                                                              ------------     ------------     ------------
Revenues                                                      $ 69,600,500     $ 70,674,459     $ 66,583,196
Cost of sales                                                   23,955,565       24,728,815       22,408,272
                                                              ------------     ------------     ------------
      Gross profit                                              45,644,935       45,945,644       44,174,924

Operating expenses
   Labor                                                        24,287,046       24,991,931       23,687,543
   Occupancy and other                                           8,905,499        9,161,824        9,240,066
   Occupancy -- related party                                    1,047,864        1,063,031          921,303
General and administrative expenses                              4,487,469        4,748,235        4,832,438
Preopening expense                                                    --               --            537,699
Depreciation expense                                             2,864,945        2,671,508        3,065,335
Amortization expense                                               722,588          684,459          664,513
                                                              ------------     ------------     ------------
      Total expenses                                            42,315,411       43,320,988       42,948,897
                                                              ------------     ------------     ------------

      Income from operations                                     3,329,524        2,624,656        1,226,027

Other income (expense)
   Interest income                                                  25,561           24,110           36,560
   Interest expense                                             (1,141,363)      (1,237,130)      (1,291,805)
   Licensing income                                                 78,931             --               --
   Other income, net                                                32,684            5,953             --
                                                              ------------     ------------     ------------
      Income (loss) before items below                           2,325,337        1,417,589          (29,218)
Income tax (provision) benefit                                    (653,192)        (287,492)          65,119
Minority interest                                                 (241,306)        (219,704)        (167,260)
                                                              ------------     ------------     ------------
Income (loss) before cumulative effect of a change in
  accounting principle                                           1,430,839          910,393         (131,359)
Cumulative effect of change in accounting, net of tax
  benefit of $65,162                                                  --               --           (132,299)
                                                              ------------     ------------     ------------
Net income (loss)                                             $  1,430,839     $    910,393     $   (263,658)
                                                              ============     ============     ============

Basic
Net income (loss) per share before cumulative effect of an
  accounting change applicable to common stock                $       0.31     $       0.19     $      (0.02)
Cumulative effect of change in accounting principle           $       --       $       --       $      (0.03)
                                                              ------------     ------------     ------------
Net income (loss) per share applicable to common stock        $       0.31     $       0.19     $      (0.05)
                                                              ------------     ------------     ------------

Diluted
Net income (loss) per share before cumulative effect of an
   accounting change applicable to common stock               $       0.31     $       0.19     $      (0.02)
Cumulative effect of change in accounting principle           $       --       $       --       $      (0.03)
                                                              ------------     ------------     ------------
Net income (loss) per share applicable to common stock        $       0.31     $       0.19     $      (0.05)
                                                              ------------     ------------     ------------


Weighted average common shares outstanding - Basic               4,673,042        4,719,274        4,956,582
Weighted average common shares outstanding - Diluted             4,677,518        4,724,468        4,975,636


  The accompanying notes are an integral part of these consolidated financial statements.

                            JERRY'S FAMOUS DELI, INC.
                        CONSOLIDATED STATEMENTS OF EQUITY


                                              Common Stock           Preferred Stock
                                   ----------------------------   ----------------------
                                     Shares                          Shares                Contributed
                                   Issued and                      Issued and                Capital       Retained
                                   Outstanding       Amount       Outstanding     Amount    (Deficit)      Earnings        Total
                                   -----------    ------------    -----------     ------    ---------     ----------    -----------
Balance, December 31, 1997          14,210,155      23,724,484           --         --       (846,409)     1,697,468     24,575,543

   Net loss                                                                                                 (263,658)      (263,658)
   Common shares issued in
     purchase of market                934,509       2,395,147                                                            2,395,147
   Purchase and retirement of
     Company's common stock           (635,762)       (847,894)                                                            (847,894)

                                   -----------    ------------    -----------      ---      ---------     ----------    -----------
Balance, December 31, 1998          14,508,902      25,271,737           --         --       (846,409)     1,433,810     25,859,138

   Net income                                                                                                910,393        910,393
   Purchase and retirement of
     Company's common stock           (489,700)       (696,215)                                                            (696,215)

                                   -----------    ------------    -----------      ---      ---------     ----------    -----------
Balance, December 31, 1999          14,019,202      24,575,522           --         --       (846,409)     2,344,203     26,073,316

   One-for-three reverse stock
     split                          (9,346,160)
   Net income                                                                                              1,430,839      1,430,839

                                   -----------    ------------    -----------      ---      ---------     ----------    -----------
Balance, December 31, 2000           4,673,042    $ 24,575,522    $      --        $--      $(846,409)    $3,775,042    $27,504,155
                                   ===========    ============    ===========      ===      =========     ==========    ===========


  The accompanying notes are an integral part of these consolidated financial statements.

                            JERRY'S FAMOUS DELI, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS


                                                                                   Years Ended December 31,
                                                                         --------------------------------------------
                                                                            2000            1999             1998
                                                                         -----------     -----------     ------------
Cash flows from operating activities:
   Net income (loss)                                                     $ 1,430,839     $   910,393     $   (263,658)
   Adjustments to reconcile net income (loss) to net cash provided by operating activities:
      Depreciation                                                         2,864,945       2,671,508        3,065,335
      Amortization                                                           722,588         684,459          664,513
      Preopening                                                                --              --            537,699
      Net gain from insurance settlement                                     (30,268)         (8,500)            --
      Minority interest                                                      241,306         219,704          167,260
      Deferred income taxes                                                  219,562         280,327         (312,392)
      Changes in assets and liabilities:
         Accounts receivable                                                 (81,785)        (95,548)        (151,889)
         Inventory                                                            84,366          12,115         (460,898)
         Prepaid expenses                                                    (72,136)        100,632        1,265,973
         Preopening costs                                                       --              --            105,318
         Other assets                                                       (169,451)       (371,139)        (127,021)
         Organization costs                                                     --              --             92,143
         Accounts payable                                                   (241,856)        278,613          628,413
         Accrued expenses                                                    148,520           3,477          (22,759)
         Sales tax payable                                                   (49,800)        (17,284)          19,677
         Income taxes payable                                                 31,826            --               --
         Deferred rent and income taxes receivable                           175,609          64,870         (242,716)
                                                                         -----------     -----------     ------------
            Total adjustments                                              3,843,426       3,823,234        5,228,656
                                                                         -----------     -----------     ------------
            Net cash provided by operating activities                      5,274,265       4,733,627        4,964,998
                                                                         -----------     -----------     ------------

Cash flows from investing activities:
   Purchase of Epicure Market                                                   --              --         (8,564,359)
   Acquisitions of restaurants                                                  --              --         (1,760,000)
   Purchase of limited partners interest                                        --           (34,000)            --
   Net proceeds from sale of facility                                           --         3,916,855             --
   Additions to equipment                                                   (676,860)     (1,221,867)      (1,560,854)
   Additions to improvements--land, building and leasehold                (3,471,687)     (1,965,497)      (1,469,628)
   Proceeds from sales of fixed assets                                          --             8,500             --
                                                                         -----------     -----------     ------------
            Net cash (used in) provided by investing activities           (4,148,547)        703,991      (13,354,841)

Cash flows from financing activities:
   Borrowings on long-term debt, including line of credit                  2,850,023       2,178,988       16,965,000
   Payments on long-term debt                                             (2,873,554)     (6,623,894)      (8,219,329)
   Financing costs                                                              --              --           (694,120)
   Capital lease payments                                                    (38,569)           --               --
   Dividends paid to minority shareholders                                   (78,498)        (97,550)         (92,740)
   Return of capital to minority shareholders                               (335,763)           --               --
   Purchase of Company's common stock                                           --          (696,215)        (847,894)
                                                                         -----------     -----------     ------------
            Net cash (used in) provided by financing activities             (476,361)     (5,238,671)       7,110,917
                                                                         -----------     -----------     ------------

            Net increase (decrease) in cash and cash equivalents             649,357         198,947       (1,278,926)
Cash and cash equivalents, beginning of year                               1,184,329         985,382        2,264,308
                                                                         -----------     -----------     ------------
Cash and cash equivalents, end of year                                   $ 1,833,686     $ 1,184,329     $    985,382
                                                                         ===========     ===========     ============


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

         JFD--Inc. currently includes eight Southern California restaurant locations: Studio City (established in 1978), Encino (established in 1989), Marina del Rey (established in 1991), West Hollywood (established in 1994), Westwood (established in June 1996), Sherman Oaks and Woodland Hills (both purchased in July 1996) and Costa Mesa (established in August 1997). The Pasadena restaurant location established in February 1996 was sold in May 1999.
JFD--Inc. also includes the two Rascal House restaurants, located in Miami Beach (purchased in September 1996) and Boca Raton, Florida (established July 1,
1998).

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

         JFD--Encino has been presented on a consolidated basis due to the operating and financial control of JFDLA, which as the co-general partner has the ability to exert day to day control over the operations. A tender offer by JFDLA to purchase the interests of the limited partners resulted in the May 1, 1996 purchase of one limited partner's share from the Company's Chief Executive Officer for approximately $158,000. This resulted in a change in minority interest to 72.45% from 80.00%. On November 15, 1999, the Company purchased the interests of three limited partner's shares for approximately $34,000. This resulted in a change in minority interest to 69.84% from 72.45%. On October 1, 2000, the Company purchased the interest of one limited partner's share for approximately $1,900. This resulted in a change in minority interest to 69.66% from 69.84%.

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

PREOPENING COSTS

         Capitalized preopening costs previously included the direct incremental costs associated with the opening of a new restaurant. These are primarily costs incurred to develop new restaurant management teams and the food, beverage and supply costs incurred to perform testing of all equipment, concept systems and recipes. The amortization period historically was one year from the restaurant's opening date. In 1998, the Company adopted SOP 98-5 entitled "Reporting on the Costs of Start Up Activities" which requires preopening costs to be expensed as incurred. The early adoption in 1998, which resulted in approximately $538,000 being expensed which would have been capitalized and amortized in 1998 and 1999, had the Company not adopted early.

         The Company's early adoption of SOP 98-5 in 1998 required the recognition of the cumulative effect of the change in accounting principle as a one-time charge against earnings, net of any related income tax effect, retroactive to January 1, 1998.

GOODWILL

         The excess of costs over net assets acquired, relating to the purchase of the Sherman Oaks, Woodland Hills, and Rascal House restaurants and Epicure, is amortized utilizing the straight-line method over 30 years and 25 years for the owned Rascal House and Epicure, respectively, and over the lives of the leases for Woodland Hills (15 years) and Sherman Oaks (18 years). The accumulated amortization at December 31, 2000 and 1999 was approximately $1,333,000 and $907,000, respectively.

COVENANTS NOT TO COMPETE

         Covenants not to compete are amortized utilizing the straight-line method over the life of the agreement. For the purchase of the Sherman Oaks and Woodland Hills restaurants and Epicure, the agreement life is five years and for the purchase of the Rascal House restaurant, the respective agreement life is two years. Accumulated amortization at December 31, 2000 and 1999 was approximately $594,000 and $496,000, respectively.

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

         On July 1, 1998, the Company changed the estimated useful lives of certain restaurant equipment and furniture and fixtures from a five-year to an eight-year useful life and also recorded certain adjustments to depreciation totaling approximately $420,000. The change in estimated useful life was made to better reflect the years of benefit to be received from these assets which also approximates industry practice. The following are the estimated useful lives:
         Land improvements..................................   15 years
         Buildings and improvements.........................   30 years
         Computer equipment.................................  3-4 years
         Transportation equipment...........................    5 years
         Fixtures and equipment.............................  4-8 years
         Leasehold improvements...................;......... 4-20 years


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

MINORITY INTEREST

         Minority interest represents the limited partners' and the other general partner's interests in the Encino restaurant, not owned directly or indirectly by the Company. For October 1, 2000 to December 31, 2000, the minority interest represents the limited partners' 64.66% share and the other co-general partner's 5% share of net income or loss and equity. For January 1, 2000 to September 30, 2000, the minority interest represents the limited partners' 64.84% share and the other co-general partner's 5% share of net income or loss and equity. For November 15, 1999 to December 31, 1999, the minority interest represents the limited partners' 64.84% share and the other co-general partner's 5% share of net income or loss and equity. For January 1, 1999 to November 14, 1999, the minority interest represents the limited partners' 67.45% share and the other co-general partner's 5% share of net income or loss and equity. For 1998, the minority interest represents the limited partners' 67.45% share and the other co-general partner's 5% share of net income or loss and equity.

         During fiscal year 2000, JFD--Encino paid to their limited partners $392,000 as a return of their capital investment.

REVENUE RECOGNITION

         Revenues from restaurant and market sales are recognized when the products are sold or delivered to the customer.

ADVERTISING

         Advertising costs are expensed as incurred. Advertising expense for the years ended December 31, 2000, 1999 and 1998 was approximately $183,000, $367,000 and $254,000, respectively.

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

LONG-LIVED ASSETS

         In accordance with SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of," long lived assets held and used by the Company are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. For purposes of evaluating the recoverability of long-lived assets, the recoverability test is performed using undiscounted net cash flows of the individual stores and consolidated undiscounted net cash flows for long-lived assets not identifiable to individual stores compared to the related carrying value. If the undiscounted net cash flows is less than the carrying value, the amount of the impairment, if any, will be determined by comparing the carrying value of each asset with its fair value. Fair value is generally based on a discounted cash flow analysis. The Company does not believe that any impairment of its goodwill, intangibles or other long-lived assets has occurred.

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

FAIR VALUE OF FINANCIAL INSTRUMENTS

         SFAF No. 107, "Disclosure About Fair Value of Financial Instruments," requires certain disclosures regarding the fair value of financial instruments. The carrying values of cash and cash equivalents, accounts receivable, accounts payable and accrued liabilities approximate fair values because of the short-term maturity of these instruments. The fair value of long-term debt closely approximates it carrying value. The Company uses quoted market prices, when available, or discounted cash flows to calculate these fair values.

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

IMPACT OF RECENTLY ISSUED ACCOUNTING STANDARDS

         In June 1998, the Financial Accounting Standards Board issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities." This statement requires that all derivative instruments be recorded on the balance sheet at their fair value. Changes in the fair value of derivatives will be recorded on each period in current earnings or other comprehensive income, depending on whether a derivative is designated as part of a hedge transaction and, if it is, the type of hedge transaction. The new rules will be effective the first quarter of 2001. The Company does not believe that the new standard will have any impact, as the Company currently holds no derivatives.

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

         The following summarized, unaudited pro forma results of operations for the year ended December 31, 1998 assumes the purchase of assets and operations of Epicure had occurred as of the beginning of the period.

                                                        Pro Forma
                                                       Year ended
                                                    December 31, 1998
                                                    -----------------
                                            (in thousands except per share data)
  Revenues                                                  $ 70,729
  Net income                                                $    108
  Net income per share - basic                              $   0.02
  Net income per share - diluted                            $   0.02

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

         During 1999 and 1998, the Company purchased and subsequently retired 163,233 shares and 211,921 shares, respectively, of its own Common Stock for market prices ranging between $2.64 and $4.50 per share. No shares were repurchased by the Company during 2000.

         As of February 3, 2000, the Company's stock is being traded over Nasdaq SmallCap Market.

         On February 9, 2000, the Company completed a one-for-three reverse stock split of its Common Stock applicable to the shareholders of record on February 9, 2000. The reverse stock split reduced the Company's outstanding shares from 14,019,202 to approximately 4,673,042. All common share and per share amounts have been adjusted to give retroactive effect to the one-for-three reverse stock split for the years presented, except for the years prior to the split as presented on the Consolidated Balance Sheets and the Consolidated Statements of Equity.

Preferred Stock

         The Company is authorized to issue 5,000,000 shares of preferred stock. No preferred stock is issued or outstanding at December 31, 2000 or 1999. The Company's Board of Directors is authorized to issue the preferred stock in one or more series and, with respect to each series, to determine the preferences and rights and the qualifications, limitations or restrictions thereof, including the dividends rights, conversion rights, voting rights, redemption rights and terms, liquidation preferences, sinking fund provisions, the number of shares constituting the series and the designation of such series.

4.   PROPERTY AND EQUIPMENT

         Property and equipment consist of the following as of:

                                                      December 31,
                                             -----------------------------
                                                 2000            1999
                                             ------------     ------------
Land improvements .......................    $     61,149     $     61,149
Buildings and improvements ..............       6,493,833        5,528,604
Leasehold improvements ..................      18,123,893       17,468,376
Fixtures and equipment ..................      13,232,566       14,594,610
Transportation equipment ................         289,424          261,262
                                             ------------     ------------
                                               38,200,865       37,914,001
Less: Accumulated depreciation
  and amortization.......................     (14,067,688)     (13,448,366)
                                             ------------     ------------
Property and equipment, net .............      24,133,177       24,465,635
Land ....................................       7,095,876        5,665,868
Construction-in-progress ................         444,836           23,900
                                             ------------     ------------
                                             $ 31,673,889     $ 30,155,403
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

         On August 10, 2000, the Starkman Family Partnership (an affiliate of the Company) and the Company finalized the sale of the two parcels of land constituting the primary parking facility for the West Hollywood restaurant. The Company previously leased these two parcels from the Starkman Family Partnership on terms arranged before the Company's initial public offering. Prior to the purchase, the Company had no option or right of first refusal in relation to the parcels. The West Hollywood restaurant facility is still leased by the Company from a third party landlord. The parcels are required for use of the restaurant facility. The Starkman Family Partnership sold the parcels to the Company for $1,420,000, which was determined by an independent third party appraiser. The Board of Directors approved the purchase of the parcels in July 2000. The purchase price was financed through funds available on the Company's line of credit.

5.   LONG-TERM DEBT

         Long-term debt consists of the following:

                                                                             December 31,
                                                                   -----------------------------
                                                                       2000             1999
                                                                   ------------     ------------
Note payable and line-of-credit with a bank; collateralized by machinery, equipment and inventory; interest at Eurodollar rate plus variable margin, approximately 8.60% and 10% at
   December 31, 2000, respectively; due September 2003             $  7,440,000     $  7,330,000
Note payable to a bank; collateralized by real property;
      interest rate 9.39% at December 31, 2000; due August 2004       1,944,444        2,111,111
Notes collateralized by real property; monthly interest
   payments at interest rate of 9%; principal due
   March 2002                                                         3,250,000        3,250,000
Other                                                                    85,072           51,936
                                                                   ------------     ------------
                                                                     12,719,516       12,743,047
Less: Current maturities                                             (1,712,260)      (1,700,955)
                                                                   ------------     ------------
         Total long-term debt                                      $ 11,007,256     $ 11,042,092
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

         The following are future maturities of long-term debt for each of the remaining five years ending December 31 and in total thereafter:

         2001.........................................  $  1,712,260
         2002.........................................     4,961,617
         2003.........................................     4,581,991
         2004.........................................     1,457,442
         2005.........................................         6,206
                                                        ------------
                                   Total                $ 12,719,516
                                                        ============

         The term loan and line of credit require the Company to maintain certain financial covenants, the most restrictive including the maintenance of
(a) minimum fixed charge, (b) minimum interest coverage, (c) maximum leverage ratio, (d) dividend restrictions, and (e) a minimum debt service coverage ratio.

         As of December 31, 2000, the amount of borrowings available under the revolving line of credit was $2,720,000.

6.   CAPITAL LEASES

     During 2000, the Company entered into non-cancelable lease arrangements for various equipment whereby payments totaling approximately $5,100 are due monthly. Certain of these leases are guaranteed by the principal shareholder. Depreciation expense on this equipment was approximately $42,000 for the year ended December 31, 2000.

     The following are the annual future minimum lease payments for the years ending December 31:

      2001...................................................   $ 60,902
      2002...................................................     60,902
      2003...................................................     58,793
      2004...................................................     14,463
      2005...................................................      1,660
                                                                --------
                                                                $196,720
                                Less:  interest                  (30,673)
                                                                --------
                                Total minimum payments           166,047
                                Less:  current portion           (46,337)
                                                                --------
                                                                $119,710

7.   COMMITMENTS AND CONTINGENCIES

         The Company leases nine of its facilities and its corporate offices under non-cancelable operating leases, of which certain leases are guaranteed by the principal shareholder. Rental expense for the years ending December 31, 2000, 1999, and 1998 was $3,261,257, $3,235,829 and $3,281,949, respectively.
Certain leases contain fixed escalation clauses and rent under these leases is charged ratably over the term of the lease. A number of leases also provide for percentage rent on sales above a specified minimum. The following are the future minimum base rental payments under operating leases for each of the next five years ending December 31 and in total thereafter:

      2001...................................................    $3,120,349
      2002...................................................     3,488,416
      2003...................................................     2,993,647
      2004...................................................     2,134,326
      2005...................................................     2,034,750
      Thereafter.............................................    17,648,692
                                                                -----------
               Total                                            $31,420,180
                                                                ===========

         Rental payments made to related parties for the years ending December 31, 2000, 1999 and 1998 were approximately $1,048,000, $1,063,000 and $921,000, respectively. At December 31, 2000, the Company had future minimum payments due to related parties of approximately $9,276,000.

         The Company has five operating leases which contain provisions for specified annual increases. Rent expense for these locations has been calculated on a straight-line basis over the term of the leases. A deferred credit has been established at December 31, 2000 and 1999 for the difference between the amount charged to expense and the amount paid. The deferred credit will be amortized on a straight-line basis over the lives of the leases.

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

8.   INCOME TAXES

         The significant components of income tax provision (benefit) attributable to operations are summarized as follows:

                                                  2000         1999          1998
                                                --------    ---------     ---------
Federal:
         Current tax provision ............     $310,932    $   5,580     $ 141,839
         Deferred tax provision (benefit)..      162,802      197,058      (471,779)
                                                --------    ---------     ---------
                                                 473,734      202,638      (329,940)
State:
         Current tax provision ............      122,698        1,585        40,271
         Deferred tax provision ...........       56,760       83,269       159,388
                                                --------    ---------     ---------
                                                 179,458       84,854       199,659
                                                --------    ---------     ---------

                  Total ...................     $653,192    $ 287,492     $(130,281)
                                                ========    =========     =========

         The effects of temporary differences and other items that give rise to deferred tax assets and deferred tax liabilities as of December 31, 2000 and 1999, respectively, are comprised of the following:

                                                    2000             1999
                                                 -----------     -----------
Current deferred tax assets
         Deferred rent ......................    $   184,505     $   195,682
         Vacation accrual ...................         56,240          40,099
         Other ..............................         44,766          52,944
                                                 -----------     -----------
         Current deferred tax assets, net ...    $   285,511     $   288,725
                                                 ===========     ===========
Non-current deferred tax assets
         Property and equipment .............     (1,266,053)     (1,318,073)
         Intangible assets ..................        495,883         571,281
         FICA tip credit ....................        559,498         741,140
         AMT credit .........................        314,106         355,678
         NOL carryforward ...................        141,217         130,271
         Other ..............................       (148,468)       (167,766)
                                                 -----------     -----------
         Non-current deferred tax assets, net    $    96,183     $   312,531
                                                 ===========     ===========

         The balance of the deferred tax assets should be realized through future operating results, the reversal of taxable temporary differences and tax planning strategies.

         The provision for income taxes at the Company's effective rate differed from the provision for income taxes at the statutory rate as follows:

                                                        Years Ended December 31,
                                                 -------------------------------------
                                                   2000          1999          1998
                                                 ---------     ---------     ---------
Federal income tax provision (benefit) at the
      statutory rate ........................    $ 707,424     $ 405,581     $(133,939)
State income taxes, net of federal income tax
      benefit ...............................      103,870        61,672       131,775
FICA tip credit .............................     (182,735)     (171,546)     (133,719)
Other .......................................       24,633        (8,215)        5,602
                                                 ---------     ---------     ---------
Provision for (benefit from) income taxes ...    $ 653,192     $ 287,492     $(130,281)
                                                 =========     =========     =========

9.   SUPPLEMENTAL CASH FLOW INFORMATION

                                                                                   Years Ended December 31,
                                                                           --------------------------------------
                                                                              2000          1999          1998
                                                                           ----------    ----------    ----------
Supplemental cash flow information:
      Cash paid for:
         Interest .....................................................    $1,053,004    $1,255,300    $1,295,710
         Income taxes .................................................    $  300,000    $   54,000    $  223,000
Supplemental information on noncash investing and financing activities:
         Common Stock issued in purchase of Epicure ...................          --            --      $2,395,147
         Write-off of fully depreciated capital leases, equipment
               and leasehold improvements .............................    $2,198,306          --            --
         Equipment purchased under capital lease arrangements .........    $  204,615          --            --

10.  STOCK OPTION PLAN

         The 1995 Stock Option Plan (the "Plan") is designed to attract, retain and reward managerial and other key employees and non-employee directors and strengthen the mutuality of interests between the Plan's participants and the Company's stockholders. Stock options generally are granted at an exercise price equal to the fair market value of the shares on the date of grant and are exercisable at the rate of one-third per year beginning one year from the date of grant. Stock options generally expire ten years from the date of grant. From October 20, 1995 through December 31, 2000, incentive stock option grants under the Plan to acquire 404,633 shares, were made to certain officers, directors and key employees at exercise prices ranging from $5.91 to $24.00 per share. In January 1997, the Company under its Stock Option Plan canceled 57,833 options previously issued at $27.00 and $25.50 per share and reissued replacement options exercisable at $13.50 and $14.85 per share. At December 31, 2000, options outstanding were 299,800 and 297,801 were exercisable.

         The Plan also provides for the grant of stock options to non-employee directors of the Company without any action on the part of the Board or the Board Committee. Each non-employee director shall automatically receive non-qualified options to acquire 1,667 shares of Common Stock upon appointment and shall receive options to acquire an additional 667 shares of Common Stock for each additional year that such director continues to serve on the Board of Directors. Each option becomes 50% exercisable on each the first and second anniversary dates of the grant and expires ten years from the date of the grant. Accordingly, on October 20, 1995, options for 1,667 shares were granted to each of the Company's two non-employee directors at an exercise price of $18.00 per share. Furthermore, on May 27, 1997, May 27,1998, May 26, 1999 and May 19, 2000 an additional 667 options, for each year were granted to these directors at an exercise price of $7.50, $5.91, $3.84 and $2.78 per share, respectively. All these options were outstanding at December 31, 2000 and 6,668 options were exercisable.

                                     Weighted Average
Shares Under Option      Shares       Exercise Price
-------------------     --------     ----------------
Outstanding at
   December 31, 1997     277,967         $   15.36
Granted                   63,000         $    7.65
Exercised                   --               --
Canceled                  (4,000)        $   17.55
                        --------
Outstanding at
   December 31, 1998     336,967         $   13.89
Granted                   51,333         $    3.57
Exercised                   --               --
Canceled                  (1,333)        $    7.35
                        --------
Outstanding at
   December 31, 1999     386,967         $   12.54
Granted                   34,666         $    4.83
Exercised                   --               --
Canceled                (121,833)        $   18.97
                        --------         ---------
Outstanding at
   December 31, 2000     299,800         $    9.04
                        ========         =========
Excercisable at
   December 31, 2000     297,801         $    9.02
                        ========         =========

         Information regarding options outstanding and exercisable at December 31, 2000 is as follows:



                                     Options Outstanding                     Options Exercisable
                              -----------------------------------      --------------------------------
                                              Weighted Average
                                                 Remaining                             Weighted Average
                              Number of       Contractual Life         Number of           Exercise
Range of Exercise Prices       Options           (in years)             Options              Price
------------------------      ---------       -------------------      ---------       ----------------
           $2.78 - $6.84        95,233               6.12               93,234              $ 4.36

          $7.50 - $14.85       172,065               7.31              172,065              $ 9.92

         $16.13 - $24.00        32,502               5.09               32,502              $18.20
                               -------                                 -------

          $2.78 - $24.00       299,800                                 297,801              $ 9.08
                               =======                                 =======



         The Company has adopted the disclosure-only provision of SFAS No. 123 and will continue to use the intrinsic value based method of accounting prescribed by Accounting Principles Board (APB) Opinion No. 25, "Accounting for Stock Issued to Employees." Accordingly, since options were granted with an option price equal to the grant date market value of the Company's Common Stock, no compensation cost has been recognized for the stock option plans. Had compensation cost for the Company's stock option plans been determined based on the fair value of the option at the grant dates in 2000, 1999 and 1998 consistent with the provisions of SFAS No. 123, the Company's net earnings and earnings per share would have been reduced by approximately $49,500 or $0.01 per share in 2000, $141,000 or $0.03 per share in 1999, and $389,000 or $ 0.08 per share in 1998. These pro forma amounts may not be representative of future disclosures because the estimated fair value of stock options is amortized to expense over the vesting period, and additional options may be granted in future years.

         The fair value of each option grant issued in 2000, 1999 and 1998 is estimated at the date of grant using the Black-Scholes option-pricing model with the following weighted average assumptions: (a) exercise prices were equal to the fair market value on the grant date or the day before; (b) a risk-free interest rate based on US Zero Coupon Bonds; (c) no dividend yield on the Company's stock; (d) expected option lives of six years; and (e) an expected volatility of 78.45%, 63.01% and 63.49%, respectively, of the Company's stock.

         In May 1999, the Company implemented its first 401(k) Plan (the "Plan"). The Plan, which will cover substantially all employees, will have certain requirements, including minimum age, hours worked, and length of service. The Company may make discretionary contributions to the Plan based on operating results, but will not be required to do so. No contributions were made by the Company to the Plan in 1999. As of December 31, 2000, the Company contributed $16,961 to the Plan.

11.  RELATED-PARTY TRANSACTIONS

         During 1995 and 1994 the principal shareholder's family partnership, the Starkman Family Partnership, ("family partnership") purchased properties in Westwood, California for the construction of a new restaurant. The Company has been paying lease payments for the Westwood property of approximately $35,000 per month in 2000, 1999 and 1998, respectively, to the family partnership. The Company has a seven-year right of first refusal on either or both of these properties, which expire in years 2002 and 2001.

         The Company currently pays monthly rental payments in the amount of $6,500 to the family partnership for use of one property adjacent to the West Hollywood restaurant. This property has additional parking and a building used as a private bar and lounge.

         On March 28, 1997, the Company announced that Kenneth Abdalla had assumed the office of President on an interim basis with the specific objective of assisting in the execution of the Company's acquisition and expansion strategy. In connection therewith, the Company entered into a consulting agreement with Kenneth Abdalla and a company affiliated with him for services to be provided to the Company in consideration for 66,667 shares of Common Stock to Kenneth Abdalla and $600,000 to his affiliated company. The consulting agreement expired on December 31, 2000.

         Epicure pays monthly rental payments in the amount of approximately $40,000 to a partnership that is owned by the relatives of the previous owners.

12.  SELECTED QUARTERLY FINANCIAL DATA (UNAUDITED)

         Selected, summarized quarterly financial data for the four quarters of fiscal years ended December 31, 2000 and 1999 are as follows:

2000  (in thousands, except per share data)         First      Second     Third        Fourth
----------------------------------------------------------------------------------------------
Revenues                                           $18,820    $16,264    $15,634    $   18,883
Gross Profit                                        12,494     10,716     10,184        12,251
Net Income                                             803         80         10           538
Net Income Per Share -
    Basic                                          $  0.17    $  0.02    $  0.00    $     0.12
Net Income Per Share -
    Diluted                                        $  0.17    $  0.02    $  0.00    $     0.12

1999 (in thousands, except per share data)    First           Second          Third          Fourth
---------------------------------------------------------------------------------------------------
Revenues                                     $19,587        $ 16,761         $15,579        $22,747
Gross Profit                                  12,765          10,933          10,212         12,036
Net Income (Loss)                                513            (133)             33            497
Net Income (Loss) Per Share-
    Basic, restated for stock split          $  0.11        $  (0.03)        $  0.01        $  0.10
Net Income (Loss) Per Share -
    Diluted, restated for stock split        $  0.11        $  (0.03)        $  0.01        $  0.10


COMMON STOCK DATA

2000                                          First           Second          Third          Fourth
---------------------------------------------------------------------------------------------------
      Price range:
         High                                $  6.66        $  4.00          $  4.88        $  4.63
         Low                                 $  1.88        $  1.69          $  3.50        $  1.16



1999                                          First           Second          Third          Fourth
---------------------------------------------------------------------------------------------------
      Price range:
         High                                $  6.19        $  4.78          $  4.50        $  3.19
         Low                                 $  2.63        $  3.00          $  2.63        $  1.69


ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

               None.

                                    PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

               The information required by this Item with respect to directors and compliance with Section 16(a) of the Securities Exchange Act of 1934 is incorporated herein by reference to the information contained in the Proxy Statement relating to the Annual Meeting of Shareholders to be held on May 29, 2001 which will be filed with the Securities and Exchange Commission no later than 120 days after the close of the year ended December 31, 2000. Information with respect to executive officers is included in Part I of this Form 10-K.

ITEM 11.  EXECUTIVE COMPENSATION

               The information required by this Item is incorporated herein by reference to the information contained in the Proxy Statement relating to the Annual Meeting of Shareholders to be held on May 29, 2001, which will be filed with the Securities and Exchange Commission no later than 120 days after the close of the year ended December 31, 2000.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

               The information required by this Item is incorporated herein by reference to the information contained in the Proxy Statement relating to the Annual Meeting of Shareholders to be held on May 29, 2001, which will be filed with the Securities and Exchange Commission no later than 120 days after the close of the year ended December 31, 2000.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

               The information required by this Item is incorporated herein by reference to the information contained in the Proxy Statement relating to the Annual Meeting of Shareholders to be held on May 29, 2001, which will be filed with the Securities and Exchange Commission no later than 120 days after the close of the year ended December 31, 2000.


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

10.7 Form of Indemnification Agreement with officers and directors, incorporated by reference to Exhibit 10.5 of the Registration Statement.

Exhibit
 Number                               Description
-------                               -----------

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

Exhibit
 Number                               Description
-------                               -----------


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

10.47 Net Lease Agreement, dated September 12, 2000, between Jerry's Famous Deli, Inc. and Zori Hayon for property located at 1450 South Collins Avenue in South Miami Beach, Florida, incorporated by reference to the Company's quarter ended September 30, 2000 10-Q.


21.1     Subsidiaries, incorporated by reference to Exhibit 21.1 of the 1995
         10-K.

Exhibit
 Number                               Description
-------                               -----------


23.0     Consent of PricewaterhouseCoopers LLP


27       Financial Data Schedule

         (b) The Company filed no Reports on Form 8-K during the last quarter of 2000.

                                   SIGNATURES

       Pursuant to the requirements of the Securities Exchange Act of 1934 the registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Los Angeles, State of California, on March 29, 2001.

                            JERRY'S FAMOUS DELI, INC.



                            By: /s/ ISAAC STARKMAN
                               ---------------------------------------
                                 Isaac Starkman, Chief Executive Officer


             Signature                                 Capacity                                    Date

   /s/  Isaac Starkman                    Director, Chief Executive                           March 29, 2001
--------------------------------          Officer and Chairman of the Board
 Isaac Starkman



   /s/  Guy Starkman                      President and Director                              March 29, 2001
--------------------------------
Guy Starkman



   /s/  Jason Starkman                    Vice President and Director                         March 29, 2001
--------------------------------
 Jason Starkman



   /s/  Christina Sterling                Chief Financial Officer and                         March 29, 2001
---------------------------------         Principal Accounting Officer
Christina Sterling



   /s/  Kenneth Abdalla                   Director                                            March 29, 2001
--------------------------------
Kenneth Abdalla


   /s/  Paul Gray                         Director                                            March 29, 2001
--------------------------------
Paul Gray

   /s/  Stanley Schneider                 Director                                            March 29, 2001
--------------------------------
Stanley Schneider