Form 10-Q
period 2001-03-31
JERRYS FAMOUS DELI INC
filed 2001-05-14
CIK 948308

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                    FORM 10-Q


(MARK ONE)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended March 31, 2001

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

YES  [X]    NO  [ ]


                      APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date. As of May 1, 2001, outstanding common shares totaled 4,673,041.

                            JERRY'S FAMOUS DELI, INC.

                                      INDEX



                                                                                                 Page
                                                                                                Number
                                                                                                ------
                                      PART I - FINANCIAL INFORMATION

Item 1.   Consolidated Financial Statements

          Consolidated Balance Sheets as of March 31, 2001 (unaudited) and December 31, 2000...    2

          Consolidated Statements of Operations (unaudited) for the Three Months
          Ended March 31, 2001 and March 31, 2000..............................................    3

          Consolidated Statements of Cash Flows (unaudited) for the Three Months Ended
          March 31, 2001 and March 31, 2000....................................................    4

          Notes to Consolidated Financial Statements...........................................    5


Item 2.   Management's Discussion and Analysis of Financial Condition and
          Results of Operations

          Results of Operations................................................................    7

          Liquidity and Capital Resources......................................................    8


Item 3.   Quantitative and Qualitative Disclosure About Market Risk............................    9


                                      PART II - OTHER INFORMATION

Items 1. through 6. ...........................................................................    9


         Signatures............................................................................    9

                            JERRY'S FAMOUS DELI, INC.
                           CONSOLIDATED BALANCE SHEETS


                                                                        MARCH 31,       DECEMBER 31,
                                                                          2001              2000
                                                                       -----------      -----------
                                                                       (unaudited)
ASSETS
Current assets
   Cash and cash equivalents                                           $   468,543      $ 1,833,686
   Accounts receivable, net                                                394,400          601,733
   Inventory                                                             1,310,884        1,298,418
   Prepaid expenses                                                        747,095          421,241
   Deferred income taxes                                                   285,511          285,511
                                                                       -----------      -----------
           Total current assets                                          3,206,433        4,440,589

Property and equipment, net                                             31,359,032       31,673,889

Deferred income taxes                                                       96,183           96,183
Goodwill and covenants not to compete                                    8,589,444        8,720,620
Other assets                                                             1,488,243        1,479,907
                                                                       -----------      -----------

           Total assets                                                $44,739,335      $46,411,188
                                                                       ===========      ===========

LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities
   Accounts payable                                                    $ 3,429,002      $ 3,136,596
   Accrued expenses                                                      1,083,809        1,563,454
   Sales tax payable                                                       366,956          354,813
   Income taxes payable                                                    240,516           31,826
   Deferred income                                                          20,320               --
   Current portion of capital lease obligation                              49,210           46,337
   Current portion of long-term debt                                     1,712,260        1,712,260
                                                                       -----------      -----------
           Total current liabilities                                     6,902,073        6,845,286

Long-term debt                                                           8,599,317       11,007,256
Capital lease obligation                                                   104,534          119,710
Deferred rent                                                              423,246          430,683
                                                                       -----------      -----------
           Total liabilities                                            16,029,170       18,402,935

Minority interest                                                          532,399          504,098

Shareholders' equity
   Preferred stock Series A, no par, 5,000,000 shares authorized;
      no shares issued or outstanding at March 31, 2001 or
      December 31, 2000                                                         --               --
   Common stock, no par value, 60,000,000 shares authorized,
      4,673,042 issued and outstanding at March 31, 2001 and
      December 31, 2000                                                 24,575,522       24,575,522
   Retained earnings                                                     3,602,244        2,928,633
                                                                       -----------      -----------
           Total shareholders' equity                                   28,177,766       27,504,155
                                                                       -----------      -----------
           Total liabilities and shareholders' equity                  $44,739,335      $46,411,188
                                                                       ===========      ===========


                 The accompanying notes are an integral part of
                    these consolidated financial statements.

                            JERRY'S FAMOUS DELI, INC.
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (unaudited)


                                                            THREE MONTHS ENDED MARCH 31,
                                                              2001               2000
                                                          ------------       ------------
Revenues                                                  $ 18,867,731       $ 18,820,317
Cost of sales                                                6,414,845          6,325,905
                                                          ------------       ------------
      Gross profit                                          12,452,886         12,494,412

Operating expenses
   Labor                                                     6,523,210          6,376,278
   Occupancy and other                                       2,433,932          2,283,925
   Occupancy - related party                                   234,251            278,765
General and administrative expenses                          1,115,317          1,231,863
Depreciation and amortization expenses                         924,300            866,891
                                                          ------------       ------------
      Total expenses                                        11,231,010         11,037,722
                                                          ------------       ------------

      Income from operations                                 1,221,876          1,456,690

Other income (expense)
   Interest income                                               5,773             10,370
   Interest expense                                           (237,635)          (263,227)
   Licensing income                                             11,111                 --
   Other income (expense), net                                   5,709                 --
                                                          ------------       ------------
      Income before income tax provision and
      minority interest                                      1,006,834          1,203,833

Provision for income taxes                                     288,690            328,028
Minority interest                                               44,533             72,702
                                                          ------------       ------------

      Net income                                          $    673,611       $    803,103
                                                          ============       ============

Net income per share

   Basic                                                  $       0.14       $       0.17
                                                          ============       ============

   Diluted                                                $       0.14       $       0.17
                                                          ============       ============


Weighted average common shares outstanding - Basic           4,673,042          4,673,068
                                                          ============       ============
Weighted average common shares outstanding - Diluted         4,682,755          4,673,068
                                                          ============       ============


                 The accompanying notes are an integral part of
                    these consolidated financial statements.

                            JERRY'S FAMOUS DELI, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (unaudited)


                                                                  THREE MONTHS ENDED MARCH 31,
                                                                    2001              2000
                                                                 -----------       -----------
Cash flows from operating activities:
   Net income                                                    $   673,611       $   803,103
                                                                 -----------       -----------
   Adjustments to reconcile net income to net cash provided
      by (used in) operating activities
      Depreciation and amortization                                  924,300           866,891
      Minority interest                                               44,533            72,702
      Gain on sale of assets                                          (5,709)               --
      Changes in assets and liabilities
         Accounts receivable                                         207,333           162,582
         Inventory                                                   (12,466)           29,399
         Prepaid expenses                                           (325,854)         (251,573)
         Income taxes receivable                                          --           201,700
         Other assets                                                (67,134)          (52,296)
         Accounts payable                                            292,406          (173,739)
         Accrued expenses                                           (479,645)         (341,273)
         Sales tax payable                                            12,143           (38,791)
         Income taxes payable                                        208,690           216,328
         Deferred credits                                             12,883                --
                                                                 -----------       -----------

            Total adjustments                                        811,480           691,930
                                                                 -----------       -----------

            Net cash provided by operating activities              1,485,091         1,495,033
                                                                 -----------       -----------

Cash flows from investing activities:
   Additions to equipment                                           (257,408)         (181,469)
   Proceeds from sale of assets                                       16,858                --
   Additions to improvements - land, building and leasehold         (173,210)         (285,560)
                                                                 -----------       -----------

            Net cash used in investing activities                   (413,760)         (467,029)
                                                                 -----------       -----------

Cash flows from financing activities:
   Payments on long-term debt                                     (2,407,939)       (1,475,080)
   Distributions paid to minority shareholders                            --          (166,683)
   Capital lease payments                                            (12,303)               --
   Dividends paid to minority shareholders                           (16,232)          (22,816)
                                                                 -----------       -----------

            Net cash used in financing activities                 (2,436,474)       (1,664,579)
                                                                 -----------       -----------

            Net decrease in cash and cash equivalents             (1,365,143)         (636,575)

Cash and cash equivalents, beginning of period                     1,833,686         1,184,329
                                                                 -----------       -----------

Cash and cash equivalents, end of period                         $   468,543       $   547,754
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

                            JERRY'S FAMOUS DELI, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (unaudited)



1.   BASIS OF PRESENTATION AND ORGANIZATION

Basis of Presentation

        The accompanying consolidated financial statements of Jerry's Famous Deli, Incorporated and its subsidiaries ("the Company") for the three months ended March 31, 2001 and March 31, 2000 have been prepared in accordance with generally accepted accounting principles and with the instructions to Form 10-Q and Article 10 of Regulation S-X. These financial statements have not been audited by independent accountants, but include all adjustments (consisting of normal recurring adjustments) which are, in Management's opinion, necessary for a fair presentation of the financial condition, results of operations and cash flows for such periods. However, these results are not necessarily indicative of results for any other interim period or for the full year. The December 31, 2000 consolidated balance sheet financial statement is derived from audited consolidated financial statements included in the Company's December 31, 2000 Form 10-K.

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


2.   SUPPLEMENTAL CASH FLOW INFORMATION

                                                     Three Months Ended March 31,
                                                         2001             2000
                                                       --------         --------
Supplemental cash flow information:
   Cash paid for:
        Interest ................................      $242,000         $274,000
        Income taxes ............................      $ 80,000         $     --

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

5.   SUBSEQUENT EVENTS

        On April 27, 2001, the Company mailed to all of its shareholders of record as of April 6, 2001, an Offer to Purchase up to 600,000 share of its Common Stock, at a purchase price of $5.30 per share. The Offer to Purchase will remain open until June 29, 2001, and is subject to certain conditions, as described in the Offer to Purchase.

           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                            AND RESULTS OF OPERATIONS


GENERAL

        The following table presents for the three months ending March 31, 2001 and 2000, the Consolidated Statements of Operations of the Company expressed as percentages of total revenue. The results of operations for the first three months of 2001 are not necessarily indicative of the results to be expected for the full year ending December 31, 2001.


                                                        PERCENTAGE OF TOTAL REVENUE
                                                        THREE MONTHS ENDED MARCH 31,
                                                        ----------------------------
                                                            2001            2000
                                                           -----           -----
Revenues                                                   100.0%          100.0%
Cost of sales                                               34.0            33.6
                                                           -----           -----

Gross profit                                                66.0            66.4

Operating expenses
      Labor                                                 34.6            33.9
      Occupancy and other                                   14.1            13.6
                                                           -----           -----

        Total operating expenses                            48.7            47.5

General and administrative expenses                          5.9             6.6

Depreciation and amortization expenses                       4.9             4.6
                                                           -----           -----

        Total expenses                                      59.5            58.7
                                                           -----           -----

Income from operations                                       6.5             7.7

Interest income                                              0.0             0.1
Interest expense                                            (1.3)           (1.4)
Licensing income                                             0.1              --
Other income (expense)                                       0.0              --
                                                           -----           -----
Income before income tax provision and
  minority interest                                          5.3             6.4

Provision for income taxes                                   1.5             1.7

Minority interest                                            0.2             0.4
                                                           -----           -----

        Net income                                           3.6%            4.3%
                                                           =====           =====

RESULTS OF OPERATIONS

        Revenues increased approximately $48,000, or 0.3%, to approximately $18,868,000 for the 2001 three-month period from approximately $18,820,000 for the 2000 three-month period. The increase in revenues was primarily due to the increase of approximately $131,000 or 1.2% in same store sales for the eight Southern California stores in operation since January 1, 2000 for the three months ended March 31, 2001 as compared to the same period for 2000. Also contributing to the overall increase was an increase in revenues of approximately $60,000 or 1.5% for The Epicure Market in Florida. The overall increase in revenues was offset by the decrease in sales of approximately $143,000 or 1.0% for the Rascal House restaurants located in Florida. Management believes this decrease in the Florida area is primarily attributable to the area's increasing restaurant competition.

        As a percentage of revenues, cost of sales, which consists primarily of food costs, increased 0.4 percentage point to 34.0% in 2001 from 33.6% for the same three-month period in 2000. This increase is in part due to slightly higher food costs but offset by the Company's continued focus on more efficient buying and increased management monitoring of purchase costs at both the restaurants and Epicure.

        Total expenses, as a percentage of revenues, increased slightly by 0.8 percentage point to 59.5% for the three months ended March 31, 2001 from 58.7% for the three months ended March 31, 2000. The overall increase in total expenses is primarily attributable to an increase in labor expense of 0.7 percentage points to 34.6% for the 2001 quarter from 33.9% for the 2000 quarter. Labor costs for Epicure also increased 0.8 percentage point to 27.5% of Epicure revenues for the 2001 quarter from 26.7% as compared to the same 2000 quarter. Occupancy and other expenses also increased slightly by 0.5 percentage point to 14.1% for the 2001 period as compared to 13.6% for the same 2000 period. The increase in these operating expenses is primarily due to increasing labor and utility costs. The increase in operating expenses was partially offset by a decrease of 0.7 percentage point in general and administrative expenses to 5.9% for the 2001 quarter from 6.6% for the 2000 quarter. This decrease is mostly a function of certain costs remaining unchanged despite a slight increase in revenues. Depreciation and amortization expenses increased slightly by 0.3 percentage point to 4.9% for the 2001 period as compared to 4.6% for the same 2000 period.

        The decrease in interest expense of $25,000 to $238,000 for the 2001 three-month period from $263,000 for the same 2000 period, resulted primarily from the continued reduction in the Company's debt.

LIQUIDITY AND CAPITAL RESOURCES

        The Company paid approximately $2,408,000 of debt during the first quarter of 2000. The Company's capital requirements are primarily for the development, construction and equipping of new restaurants. Generally, the Company leases the property and extensively remodels the existing building. Additional capital expenditures will be required if new locations are added. The cost of renovation will depend upon the style of restaurant being converted. Renovation of Jerry's Famous Deli restaurants have cost between $2.0 million and $3.0 million per location, or $267 to $400 per square foot. Cost of development of the new Jerry's Famous Deli in South Miami, Florida, which is leased, is anticipated to be approximately $3.0 million.

        In September 1998, the Company entered into a $15,000,000 credit facility with BankBoston, N.A. in the form of a $9,000,000 term loan and $6,000,000 revolving line of credit. In conjunction with the agreement, the Company repaid certain existing debt with proceeds from the term loan. The term loan and revolver mature five years from inception and bear interest at the Eurodollar rate plus a variable percentage margin totaling approximately 8.21% at March 31, 2001. The debt is collateralized by assets of the Company and includes certain financial covenants. As of March 31, 2001, the amount of borrowings available under the revolving line of credit was approximately $4,720,000.

        Management believes that cash on hand, cash flow from operations and its available line of credit will be sufficient to finance the operation of the Company's existing restaurants and market, as well as the Offer to Purchase. Future anticipated capital needs cannot be projected with certainty. Additional capital expenditures will be required if new locations are added.

        The Company continues to search for prime locations appropriate for its customer base and to develop them into restaurants, both in the Southern California and Southern Florida areas, as well as new areas, while continuing to provide quality food and service in its existing restaurants. However, the issue of whether or not to aggressively expand is still under review. The Company seeks to exploit its brand names for ancillary income from licensing and possibly third party retail sales. This is a new initiative and the outlook is not yet clear.

        Statements made herein that are not historical facts are forward looking statements and are subject to a number of risk factors, including the public's acceptance of the Jerry's Famous Deli format in each new location, consumer trends in the restaurant industry, competition from other restaurants, the costs and delays experienced in the course of remodeling or building new restaurants, the amount and rate of growth of administrative expenses associated with building the infrastructure needed for future growth, the availability, amount, type and cost of financing for the Company and general economic conditions and other factors. Further information on these and other factors is contained in the Company's Annual Report on Form 10-K for the year ended December 31, 2000 and its other reports filed with the Securities and Exchange Commission.

Item 3.     Quantitative and Qualitative Disclosure About Market Risk.

        The Company is exposed to market risk from changes in interest rates on debt. The Company's exposure to interest rate risk relates to its $9,000,000 term loan and $6,000,000 revolving line of credit. Borrowings under the agreements bear interest at the Eurodollar rate plus a variable margin. Borrowings outstanding under the agreements were $5,060,000 at March 31, 2001. Consequently, a hypothetical 1% interest rate change could have a material impact on the Company's results of operations.



                           PART II - OTHER INFORMATION


Items 1. through 6.   Not applicable.



                                   SIGNATURES


        Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                 JERRY'S FAMOUS DELI, INC.



Date:   May 11, 2001             By:   /s/ Isaac Starkman
                                     --------------------------------
                                           Isaac Starkman
                                           Chief Executive Officer and Chairman
                                           of the Board of Directors



                                 By:   /s/ Christina Sterling
                                     --------------------------------
                                           Christina Sterling
                                           Chief Financial Officer