Form 10-Q
period 2001-06-30
JERRYS FAMOUS DELI INC
filed 2001-08-13
CIK 948308

     UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D. C. 20549
FORM 10-Q

(Mark One)

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2001

OR

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ___________ to __________

Commission File No. 33-94724

JERRY’S FAMOUS DELI, INC.

(Exact name of registrant as specified in its charter)

California	95-3302338

(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

12711 Ventura Boulevard, Suite 400, Studio City, California 91604

(Address of Principal Executive Offices)

(818) 766-8311

(Registrant’s Telephone Number, Including Area Code)

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date. As of July 25, 2001, outstanding common shares totaled 4,673,040.

JERRY’S FAMOUS DELI, INC.

INDEX

		Page
		Number

PART I — FINANCIAL INFORMATION

Item 1.	Consolidated Financial Statements

	Consolidated Balance Sheets as of June 30, 2001 and December 31, 2000.	2

	Consolidated Statements of Operations for the Three Months and Six Months Ended June 30, 2001 and June 30, 2000.	3

	Consolidated Statements of Cash Flows for the Six Months Ended June 30, 2001 and June 30, 2000.	4

	Notes to Consolidated Financial Statements	5

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

	General	7

	Results of Operations	8

	Liquidity and Capital Resources	9

Item 3.	Quantitative and Qualitative Disclosure About Market Risk	9

PART II — OTHER INFORMATION

Items 1. through 6.		10

	Signatures	11

JERRY’S FAMOUS DELI, INC.
CONSOLIDATED BALANCE SHEETS

	June 30,	December 31,
	2001	2000

	(unaudited)
ASSETS

Current assets

Cash and cash equivalents	$462,450	$1,833,686

Accounts receivable, net	285,300	601,733

Inventory	1,168,375	1,298,418

Prepaid expenses	474,987	421,241

Deferred income taxes	285,511	285,511

Total current assets	2,676,623	4,440,589

Property and equipment, net	31,299,162	31,673,889

Deferred income taxes	96,183	96,183

Goodwill and covenants not to compete	8,458,267	8,720,620

Other assets	1,540,573	1,479,907

Total assets	$44,070,808	$46,411,188

LIABILITIES AND SHAREHOLDERS’ EQUITY

Current liabilities

Accounts payable	$2,671,122	$3,136,596

Accrued expenses	1,395,571	1,563,454

Sales tax payable	205,290	354,813

Income taxes payable	160,411	31,826

Current portion of capital lease obligation	49,210	46,337

Current portion of long-term debt	1,712,260	1,712,260

Total current liabilities	6,193,864	6,845,286

Long-term debt	8,463,636	11,007,256

Capital lease obligation	92,233	119,710

Deferred rent	415,809	430,683

Total liabilities	15,165,542	18,402,935

Minority interest	485,353	504,098

Shareholders’ equity

Preferred stock Series A, no par, 5,000,000 shares authorized; no shares issued or outstanding at June 30, 2001 or at December 31, 2000	—	—

Common stock, no par value, 60,000,000 shares authorized; 4,673,040 and 4,673,042 shares issued and outstanding at June 30, 2001 and December 31, 2000, respectively	24,575,522	24,575,522

Retained earnings	3,844,391	2,928,633

Total shareholders’ equity	28,419,913	27,504,155

Total liabilities and shareholders’ equity	$44,070,808	$46,411,188

The accompanying notes are an integral part of these consolidated financial statements.

JERRY’S FAMOUS DELI, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,

	2001	2000	2001	2000

Revenues	$16,627,590	$16,264,346	$35,495,321	$35,084,663

Cost of sales	5,549,623	5,548,398	11,964,468	11,874,303

Gross profit	11,077,967	10,715,948	23,530,853	23,210,360

Operating expenses

Labor	5,985,154	5,905,089	12,508,364	12,281,367

Occupancy and other	2,300,680	2,134,036	4,734,612	4,417,961

Occupancy — related party	234,251	278,765	468,502	557,530

General and administrative expenses	1,043,071	1,067,435	2,158,388	2,299,298

Depreciation	734,765	716,749	1,469,092	1,408,272

Amortization	183,973	175,769	373,946	351,137

Total expenses	10,481,894	10,277,843	21,712,904	21,315,565

Income from operations	596,073	438,105	1,817,949	1,894,795

Other income (expense)

Interest income	4,366	4,871	10,139	15,241

Interest expense	(221,164)	(270,172)	(458,799)	(533,399)

Licensing income	10,000	7,700	21,111	7,700

Other income (expense), net	7,751	3,260	13,460	3,260

Income before income tax provision and minority interest	397,026	183,764	1,403,860	1,387,597

Income tax provision	103,778	50,319	392,468	378,347

Minority interest	51,101	53,739	95,634	126,441

Net income	$242,147	$79,706	$915,758	$882,809

Net income per share:

Basic	$0.05	$0.02	$0.20	$0.19

Diluted	$0.05	$0.02	$0.20	$0.19

Weighted average shares outstanding — Basic	4,673,040	4,673,068	4,673,040	4,673,068

Weighted average shares outstanding — Diluted	4,702,390	4,673,068	4,693,593	4,673,068

The accompanying notes are an integral part of these consolidated financial statements.

JERRY’S FAMOUS DELI, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited)

	Six Months Ended June 30,

	2001	2000

Cash flows from operating activities:

Net income	$915,758	$882,809

Adjustments to reconcile net income to net cash provided by operating activities:

Depreciation and amortization	1,843,038	1,759,409

Minority interest	95,634	126,441

Deferred rent	(14,874)	(16,161)

Changes in assets and liabilities:

Accounts receivable	316,433	210,488

Inventory	130,043	(34,178)

Prepaid expenses	(53,746)	(396,985)

Income taxes receivable	—	201,700

Other assets	(172,259)	(239,352)

Accounts payable	(465,474)	(1,047,957)

Accrued expenses	(167,883)	(146,997)

Sales tax payable	(149,523)	(196,385)

Income taxes payable	128,585	226,647

Total adjustments	1,489,974	446,670

Net cash provided by operating activities	2,405,732	1,329,479

Cash flows from investing activities:

Net proceeds from sale of assets	19,774	5,349

Additions to equipment	(718,896)	(325,508)

Additions to improvements — land, building and leasehold	(395,243)	(518,639)

Net cash used in investing activities	(1,094,365)	(838,798)

Cash flows from financing activities:

Borrowings on credit facilities	646,970	513,592

Payments on long-term debt	(3,190,590)	(1,900,477)

Payments of obligations under capital leases	(24,604)	(13,552)

Distributions paid to minority shareholders	(84,493)	(166,682)

Dividends paid to minority shareholders	(29,886)	(42,084)

Net cash used in financing activities	(2,682,603)	(1,609,203)

Net decrease in cash and cash equivalents	(1,371,236)	(1,118,522)

Cash and cash equivalents, beginning of period	1,833,686	1,184,329

Cash and cash equivalents, end of period	$462,450	$65,807

The accompanying notes are an integral part of these consolidated financial statements.

JERRY’S FAMOUS DELI, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. Basis of Presentation and Organization:

Basis of Presentation

     The accompanying consolidated financial statements of Jerry’s Famous Deli, Incorporated and its subsidiaries (“the Company”) for the three and six months ended June 30, 2001 and June 30, 2000 have been prepared in accordance with generally accepted accounting principles and with the instructions to Form 10-Q and Article 10 of Regulation S-X. These financial statements have not been audited by independent accountants, but include all adjustments (consisting of normal recurring adjustments) which are, in Management’s opinion, necessary for a fair presentation of the financial condition, results of operations and cash flows for such periods. However, these results are not necessarily indicative of results for any other interim period or for the full year. The December 31, 2000 consolidated balance sheet is derived from the audited consolidated financial statements included in the Company’s December 31, 2000 Form 10-K.

     Certain information and footnote disclosures normally included in financial statements in accordance with generally accepted accounting principles have been omitted pursuant to requirements of the Securities and Exchange Commission. Management believes that the disclosures included in the accompanying interim financial statements and footnotes are adequate to make the information not misleading, but should be read in conjunction with the consolidated financial statements and notes thereto included in the Company’s Form 10-K for the preceding fiscal year.

Organization

     The accompanying consolidated financial statements consist of Jerry’s Famous Deli, Incorporated (“JFD— Inc.”), a California corporation, JFD— Encino (“JFD— Encino”), a California limited partnership, and National Deli Corporation, (“NDC”), a Florida corporation and wholly-owned subsidiary of JFD— Inc. JFD— Inc. and JFD— Encino operate family oriented, full-service restaurants. NDC operates The Epicure Market (“Epicure”), a specialty gourmet food store located in Miami Beach, Florida. These entities are collectively referred to as “Jerry’s Famous Deli, Inc.” or the “Company.”

     JFD— Inc. and JFD— Encino include the operations of the Southern California restaurants located in Studio City, Encino, Marina del Rey, West Hollywood, Westwood, Sherman Oaks, Woodland Hills, and Costa Mesa. JFD— Inc. also includes the two Rascal House restaurants located in Miami Beach and Boca Raton, Florida.

Reclassification

     Certain amounts in the previously presented financial statements have been reclassified to conform to the current period presentation.

2. Supplemental Cash Flow Information

	Six Months Ended June 30,

	2001	2000

Supplemental cash flow information:

Cash paid for:

Interest	$499,100	$537,600

Income taxes	$263,900	$50,000

Supplemental information on noncash investing and financing activities:

Capital lease obligation for new equipment	$—	$134,737

JERRY’S FAMOUS DELI, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

3. Net Income Per Share

     In accordance with Statement of Financial Accounting Standards (“SFAS”) No. 128, “Earnings Per Share,” basic net income per share is computed by dividing the net income attributable to common shareholders by the weighted average number of common shares outstanding during the period. Diluted net income per common share is computed by dividing the net income attributable to common shareholders by the weighted average number of common and common share equivalents outstanding during the period. Common share equivalents included in the diluted computation represent shares issuable upon assumed exercise of stock options using the treasury stock method.

4. Shareholders’ Equity

     As of February 3, 2000, the Company’s stock is being traded over the Nasdaq SmallCap Market.

     On February 9, 2000, the Company completed a one-for-three reverse stock split of its Common Stock applicable to the shareholders of record on February 9, 2000. The reverse stock split reduced the Company’s outstanding shares from 14,019,203 to approximately 4,673,068. All common share and per share amounts have been adjusted to give retroactive effect to the one-for-three reverse stock split for the periods presented.

     On April 27, 2001, the Company mailed to all of its shareholders of record as of April 6, 2001, an Offer to Purchase up to 600,000 shares of its Common Stock, at a purchase price of $5.30 per share. The Offer to Purchase will remain open until August 31, 2001, and is subject to certain conditions, as described in the Offer to Purchase.

5. New Accounting and Disclosure Standards Issued

     In July, 2001, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 141, “Business Combinations.” SFAS No. 141 requires that the purchase method of accounting be used for all business combinations initiated after June 30, 2001. Use of the pooling-of-interest method will be prohibited. The Company has evaluated this Standard and believes that adoption will not have an impact on its consolidated financial statements.

     In July, 2001, the FASB also issued SFAS No. 142, “Goodwill and Other Intangible Assets.” SFAS No. 142, which changes the accounting for goodwill and indefinite-lived intangible assets from an amortization method to an impairment-only approach, will be effective for fiscal years beginning after December 15, 2001. The Company has not determined the impact that adoption of this Standard will have on its consolidated financial statements.

6. Subsequent Event

     In July, 2001, the Company purchased the real estate parcel that it had previously leased for the Rascal House restaurant located in Boca Raton, Florida. The Company was informed that the landlord was selling the property for this restaurant and determined that it would be advantageous to exercise its right of first refusal included in the original lease. The purchase price was approximately $2,350,000. The purchase price was financed through a new term loan obtained from an existing lender.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS

General

     The following table presents for the three and six months ending June 30, 2001 and 2000, the Consolidated Statements of Operations of the Company expressed as percentages of total revenue. The results of operations for the first six months of 2001 are not necessarily indicative of the results to be expected for the full year ending December 31, 2001.

	Percentage of Total Revenue

	Three Months Ended June 30,		Six Months Ended June 30,

	2001	2000	2001	2000

Revenues	100.0%	100.0%	100.0%	100.0%

Cost of sales	33.4	34.1	33.7	33.8

Gross profit	66.6	65.9	66.3	66.2

Operating expenses

Labor	36.0	36.3	35.2	35.0

Occupancy and other	15.3	14.8	14.7	14.2

Total operating expenses	51.3	51.1	49.9	49.2

General and administrative expenses	6.2	6.6	6.1	6.6

Depreciation and amortization expense	5.5	5.5	5.2	5.0

Total expenses	63.0	63.2	61.2	60.8

Income from operations	3.6	2.7	5.1	5.4

Interest income	0.0	0.0	0.0	0.0

Interest expense	(1.3)	(1.7)	(1.3)	(1.5)

Other income, net	0.1	0.1	0.1	0.0

Income before provision for income taxes and minority interest	2.4	1.1	3.9	3.9

Provision for income taxes	0.6	0.3	1.1	1.1

Minority interest	0.3	0.3	0.3	0.3

Net income	1.5%	0.5%	2.5%	2.5%

Results of Operations

Three Months Ended June 30, 2001 Compared to Three Months Ended June 30, 2000

     Revenues for the three months ended June 30, 2001 increased approximately $364,000, or 2.2%, to approximately $16,628,000 for the 2001 quarter from approximately $16,264,000 for the 2000 quarter. The overall increase in revenues was primarily due to the increase in revenues for all stores. Contributing to the increase in revenues were the following: same store sales for the eight Southern California stores in operation since January 1, 2001 increased approximately $217,000 or 2.1%; the Rascal House restaurants increased revenues by approximately $58,000 or 2.2%; and, The Epicure Market increased revenues by approximately $84,000 or 2.3%.

     Cost of sales, as a percentage of revenues, decreased 0.7 percentage points to 33.4% for the 2001 quarter from 34.1% for the 2000 quarter. This decrease is primarily the result of the Company’s continued focus on more efficient buying and increased management monitoring of purchase costs at both the restaurants and Epicure.

     Total expenses, as a percentage of revenues, decreased slightly by 0.2 percentage point to 63.0% for the three months ended June 30, 2001 from 63.2% for the three months ended June 30, 2000. The overall decrease in total expenses is primarily attributable to the overall decrease in general and administrative expenses, which as a percentage of revenues, decreased 0.4 percentage point to 6.2% for the 2001 quarter from 6.6% for the 2000 quarter. This decrease was partially offset by the slight increase in operating expenses. The overall increase in operating expenses is primarily attributable to an increase in occupancy and other expense of 0.5 percentage point to 15.3% for the 2001 quarter from 14.8% for the 2000 quarter, mostly due to higher utility related costs. Labor costs decreased 0.3 percentage point to 36.0% for the 2001 quarter as compared to 36.3% for the same quarter in 2000. Depreciation and amortization expense as a percentage of revenue remained comparable at 5.5% for the three months ended June 30, 2001 as compared to the same 2000 quarter.

     The decrease in interest expense of approximately $49,000 to approximately $221,000 for the 2001 second quarter from approximately $270,000 for the same 2000 period, primarily resulted from the reduction of the Company’s debt.

Six Months Ended June 30, 2001 Compared to Six Months Ended June 30, 2000

     Revenues increased approximately $410,000, or 1.2%, to approximately $35,495,000 for the 2001 six-month period from approximately $35,085,000 for the 2000 six-month period. The overall increase in revenues was in part due to the increase in revenue of approximately $351,000 or 1.7% in same store sales for the eight Southern California stores in operation since January 1, 2000. Also contributing to the overall increase was an increase in revenues of approximately $144,000 or 1.8% for The Epicure Market. The combined increase was partially offset by a decrease in sales of approximately $85,000 or 1.3% for the Florida restaurants.

     Cost of sales, as a percentage of revenues, decreased 0.1 percentage point, to 33.7% for the 2001 period from 33.8% for the 2000 period. The reason for this decrease is discussed in the above quarter-to-quarter comparison.

     Total expenses, as a percentage of revenues, increased slightly by 0.4 percentage point to 61.2% for the six months ended June 30, 2001 from 60.8% for the six months ended June 30, 2000. The overall increase in total expenses is primarily attributable to the overall increase in operating expenses, which as a percentage of revenues, increased 0.7 percentage point to 49.9% for 2001 from 49.2% for the same six month 2000 period. The overall increase in operating expenses is primarily attributable to a slight increase in labor expense of 0.2 percentage point to 35.2% for the 2001 six month period from 35.0% for the same 2000 period, coupled with an increase in occupancy and other expense of 0.5 percentage point to 14.7% for the 2001 six month period from 14.2% for the same 2000 period. Also contributing to the overall increase in operating expenses, depreciation and amortization expense increased 0.2% to 5.2% for the six months ended June 30, 2001 from 5.0% for the same six month 2000 period. The increase in operating expenses was partially offset by a slight decrease in general and administrative expenses, as a percentage of revenues, of 0.5 percentage point to 6.1% for the 2001 six month period from 6.6% for the same 2000 period. The aforementioned changes are mostly due to the same factors as those discussed above with respect to the quarter-to-quarter comparison.

     Interest expense decreased approximately $74,000 to approximately $459,000 for the period ended June 30, 2001 as compared to $533,000 for the same 2000 period mostly due to the reduction in the Company’s debt.

Liquidity and Capital Resources

     The Company paid approximately $3,191,000 of debt and used approximately $85,000 for the distribution of capital to the limited partners of JFD— Encino during the six months ended June 30, 2001. The Company’s capital requirements are primarily for the development, construction and equipping of new restaurants. Generally, the Company leases the property and extensively remodels the existing building. Additional capital expenditures will be required if new locations are added. The cost of renovation will depend upon the style of restaurant being converted. Renovation of Jerry’s Famous Deli restaurants have cost between $2.0 million and $3.0 million per location, or $267 to $400 per square foot. Cost of development of the new Jerry’s Famous Deli in South Miami, Florida, which is leased, is anticipated to be approximately $3.0 million.

     In September 1998, the Company entered into a $15,000,000 credit facility with BankBoston, N.A. in the form of a $9,000,000 term loan and $6,000,000 revolving line of credit. In conjunction with the agreement, the Company repaid certain existing debt with the proceeds from the term loan. The term loan and the revolver mature five years from inception and bear interest at the Eurodollar rate plus a variable percentage margin totaling approximately 7.74% at June 30, 2001. The debt is collateralized by assets of the Company and includes certain financial covenants. As of June 30, 2001, the amount of borrowings under the revolving line of credit was approximately $1,500,000.

     In July of 2001 the Company purchased the real estate parcel that they had previously leased for the Rascal House restaurant located in Boca Raton, Florida. The Company was informed that the landlord was selling the property for this restaurant and determined that it would be advantageous to exercise its right of first refusal included in the original lease. The purchase price was approximately $2,350,000. The purchase price was financed through a new term loan obtained from an existing lender.

     Management believes that cash on hand, including cash available on the line of credit and cash flows from operations will be sufficient for operation of the Company’s existing restaurants and market, as well as the Offer to Purchase. Future anticipated capital needs cannot be projected with certainty. Additional capital expenditures will be required if new locations are added.

     The Company continues to search for prime locations appropriate for its customer base and to develop them into restaurants, both in the Southern California and Southern Florida areas, as well as new areas, while continuing to provide quality food and service in its existing restaurants. However, the issue of whether or not to aggressively expand is currently under review. The Company seeks to exploit its brand names for ancillary income from licensing and possibly third party retail sales. This is a new initiative and the outlook is not yet clear.

     Statements made herein that are not historical facts are forward looking statements and are subject to a number of risk factors, including the public’s acceptance of the Jerry’s Famous Deli format in each new location, consumer trends in the restaurant industry, competition from other restaurants, the costs and delays experienced in the course of remodeling or building new restaurants, the amount and rate of growth of administrative expenses associated with building the infrastructure needed for future growth, the availability, amount, type and cost of financing for the Company and general economic conditions and other factors. Further information on these and other factors is contained in the Company’s Annual Report on Form 10-K for the year ended December 31, 2000 and its other reports filed with the Securities and Exchange Commission.

Item 3. Quantitative and Qualitative Disclosure About Market Risk.

     The Company is exposed to market risk from changes in interest rates on debt. The Company’s exposure to interest rate risk relates to its $9,000,000 term loan and $6,000,000 revolving line of credit. Borrowings under the agreements bear interest at the Eurodollar rate plus a variable margin. Borrowings outstanding under the agreements were $4,900,000 at June 30, 2001. Consequently, a hypothetical 1% interest rate change could have a material impact on the Company’s results of operations.

PART II — OTHER INFORMATION

Items 1. through 3. Not applicable.

Item 4. Submission of Matters to a Vote of Security Holders.

     On May 29, 2001, the Company held its Annual Meeting of Shareholders. Shareholders voted upon the election of directors and upon the ratification of PricewaterhouseCoopers LLP, as the Company’s independent public accountants for the fiscal year ending December 31, 2001. Isaac Starkman, Guy Starkman, Jason Starkman, Paul Gray, Stanley Schneider and Kenneth Abdalla, all of whom were directors prior to the Annual Meeting and were nominated by management for re-election, were re-elected at the meeting. The following votes were cast for each of the nominees:

Name	For	Authority
		Withheld

Isaac Starkman	3,567,671	7,765

Guy Starkman	3,567,671	7,765

Jason Starkman	3,567,784	7,652

Paul Gray	3,567,916	7,520

Stanley Schneider	3,567,916	7,520

Kenneth Abdalla	3,567,803	7,633

     The following votes were cast for the ratification of PricewaterhouseCoopers LLP as the Company’s independent public accountants for the fiscal year ending December 31, 2001: For: 3,573,704; Against: 1,424; Abstain: 308.

     Shareholders who wish to submit proposals to be included in the Company’s proxy materials for the 2002 annual meeting may do so in accordance with Securities and Exchange Commission Rule 14a-8. For those shareholder proposals which are not submitted in accordance with Rule 14a-8, the Company’s management proxies may exercise their discretionary voting authority, without any discussion of the proposal in the Company’s proxy materials, for any proposal which is received by the Company after January 4, 2002.

Item 5. Other Information

     On April 27, 2001, the Company issued an Offer to Purchase for cash up to 600,000 shares of it common stock at $5.30 per share. The Offer was originally scheduled to expire on June 29, 2001, and was extended until August 31, 2001 in order to allow more shareholders the opportunity to accept the Offer. The Company intends to complete the purchase of all tendered shares, up to the 600,000 shares offered to be repurchased, on or about August 31, 2001. As of the date hereof, the number of shares tendered does not exceed the 600,000 shares offered to be repurchased. However, it is possible that the number of shares tendered could increase to an amount above 600,000 shares prior to the expiration date. In that event, the Company will determine whether it may increase the amount to be repurchased or whether it will be required to purchase tendered shares pro rata in accordance with the terms of the Offer to Purchase. The Company intends to issue a press release announcing the results of the tender offer on or about August 31, 2001.

Item 6. Not applicable.

SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

JERRY’S FAMOUS DELI, INC.

Date: August 13, 2001	By:	/s/ Isaac Starkman

Isaac Starkman Chief Executive Officer and Chairman of the Board of Directors

By:	/s/ Christina Sterling

Christina Sterling Chief Financial Officer